Form 10-K
period 1993-12-31
CYPRUS AMAX MINERALS CO
filed 1994-03-29
CIK 769589

===============================================================================

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                               --------------

                                  FORM 10-K
[Mark One]
    [X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the fiscal year ended December 31, 1993
                                       OR
    [ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
           For the transition period from __________ to __________

                       Commission File Number 1-10040

                               --------------

                        CYPRUS AMAX MINERALS COMPANY
           (Exact name of registrant as specified in its charter)

                  Delaware                      36-2684040
        (State or other jurisdiction of      (I.R.S. Employer
        incorporation or organization)       Identification No.)

          9100 East Mineral Circle
            Englewood, Colorado                    80112
            (Address of principal                (Zip Code)
              executive offices)

      Registrant's telephone number, including area code:  303-643-5000

                               --------------

         Securities registered pursuant to Section 12(b) of the Act:

                                               Name of each exchange
            Title of each class                 on which registered
            -------------------                ---------------------
      Common Stock, without par value        New York Stock Exchange
      Preferred Share Purchase Rights        New York Stock Exchange
      9 7/8% Notes due June 13, 2001         New York Stock Exchange
      14 1/2% Notes due December 1, 1994     New York Stock Exchange

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes    X      No         .
                                               --------     --------

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

   Aggregate market value of voting stock held by non-affiliates, based on a closing price of $32 5/8 as of March 21, 1994, was approximately $2,982,396,000.

   Number of shares of common stock outstanding as of March 21, 1994, was 91,996,067.

                     DOCUMENTS INCORPORATED BY REFERENCE

1993 Annual Report to Shareholders (Parts I, II and IV). Proxy Statement for the 1994 Annual Meeting to be filed within 120 days after the fiscal year (Part III).

================================================================================

                        CYPRUS AMAX MINERALS COMPANY
                                   PART I

Items 1 and 2.  Business and Properties

   On November 15, 1993, AMAX Inc. (Amax) merged with and into Cyprus Minerals Company (Cyprus) to create one of the world's largest natural resource companies. Cyprus Amax is a diversified mining company engaged, directly or through its subsidiaries and affiliates, in the exploration for and extraction, processing, and marketing of mineral resources. Cyprus Amax operates in three principal industry segments: Coal; Copper; and Other (which includes lithium, gas, iron ore, gold, and exploration). Cyprus Amax is among the world's largest producers of copper, molybdenum, and lithium, and is one of the nation's largest coal producers. Cyprus Amax also produces gas, gold and iron ore. Cyprus Amax was incorporated in Delaware in 1969 and operates primarily in the United States. As of December 31, 1993, Cyprus Amax employed approximately 10,750 employees. Its principal office is located at 9100 East Mineral Circle, Englewood, Colorado 80112.

   A description of Cyprus Amax's major properties and operations is set forth below. Except as otherwise stated, tonnage data are expressed in short tons of 2,000 pounds and all ounce data are troy ounces of 31.103 grams. Except as otherwise stated, the term "reserves" when used herein refers to proved and probable reserves for copper, molybdenum, gold, and coal, and proved reserves for lithium and iron ore. The term "reserves" as it relates to petroleum and natural gas is defined separately in the applicable sections of this report. Reserve estimates were prepared by Cyprus Amax's engineers. Information regarding Cyprus Amax's mineral reserves and selected operating statistics and supplemental information on petroleum and natural gas activities are incorporated by reference from pages 62 through 64 of the 1993 Annual Report to Shareholders (1993 Annual Report). In addition, data related to Cyprus Amax's industry segments and foreign and domestic operations and export sales are incorporated by reference from "Management's Discussion and Analysis of Results of Operations and Financial Condition" (Management's Discussion), pages 28 through 37 in the 1993 Annual Report, and from Note 18 to the Financial Statements on pages 59 and 60 in the 1993 Annual Report. Except as otherwise stated, Cyprus Amax has access to its properties and sources of power adequate to carry on its business currently as conducted.

   The term Cyprus Amax when used herein may refer collectively to the parent Cyprus Amax Minerals Company and its subsidiaries and affiliates, or to one or more of them, depending upon the context.

                                  COAL SEGMENT

   Cyprus Amax mines, cleans, markets, and sells coal to electric utilities and industrial users. The following table shows capacity, quality characteristics and reserves for Cyprus Amax's coal operations for 1993. Sixty-four percent of year-end 1993 domestic reserves are compliance quality (less than 1.2 pounds of SO2 per million Btus contained) while 16 percent are low in sulfur content (less than 2.5 pounds of SO2 per million Btus contained).

                                                                                          Year-End 1993 Reserves/(1)/
                                                                                              (Millions of Tons)
                                  Annual                                                  -----------------------------
  Coal                           Capacity     Average     Average      Average       Mineable with   Require
Business                         (Millions     Btu        Contained    Recovery         Existing      New
  Unit                 Type      of Tons)    per Pound    Sulfur %         %          Facilities   Facilities  Total
- --------            -----------  --------  -------------  ---------  --------------   ----------   ----------  -----

Pennsylvania        underground      8-9   13,000-13,200   1.2-3.0           70-90           215            0    215
West Virginia       surface and        7   11,700-14,000   0.6-1.8          60-100            85           58    143
                    underground
Kentucky            surface and      6-7   11,300-13,000   0.8-1.7          65-100           180            0    180
                    underground
Midwest             surface and     9-12   11,000-11,500   0.6-4.0          65-100           153          809    962
                    underground
Wyoming             surface           38     8,270-8,515   0.3-0.4             100           887            0    887
Colorado            underground       11   10,600-11,250   0.4-0.6             100           157            0    157
Utah                underground        4   11,400-12,000   0.5-0.6          90-100            24          113    137
                                                                                           -----          ---  -----
                                                                                           1,701          980  2,681
                                                                                           =====          ===  =====

/(1)/ Coal reserves include proved and probable mineral reserves measured on a clean recoverable basis.

   In 1993 Cyprus Amax produced 26.9 million tons of coal and sold 27.7 million tons. These amounts include 6.4 million tons and 6.5 million tons of production and shipments, respectively, from Amax operations in the 47 days following the merger. In addition, Cyprus Amax's share (approximately 40 percent) of Oakbridge Limited after the second quarter 1993 acquisition of McIlwraith McEacharn Ltd. represented 2.3 million tons of production and 2.9 million tons of shipments. Production from Cyprus Amax's coal operations and average selling prices are shown in the table below:

                                         Average Sales Price
                                      --------------------------
  Coal                Production        Contract        Spot
Business           -----------------  ------------  ------------
  Unit               1993     1992    1993   1992   1993   1992
- --------           --------  -------  -----  -----  -----  -----
                     (Millions of Tons) ($/Ton)       ($/Ton)

Pennsylvania            4.9      3.3  27.19  27.57  22.75  24.15
West Virginia           1.8      1.6  29.44  29.76  22.31  19.42
Kentucky                4.5      4.7  32.51  33.30  22.79  16.18
Midwest                 1.3        -  33.72      -  22.25      -
Wyoming                 4.5        -   7.51      -   3.28      -
Colorado                6.1      5.7  19.07  19.33  13.97  14.74
Utah                    3.8      3.4  20.84  20.75  15.25  15.93
                       ----     ----
                       26.9     18.7
Oakbridge
 (Equity share)         2.3        -  23.30      -  14.51      -
                       ----     ----
                       29.2     18.7
                       ====     ====

COAL OPERATIONS

Pennsylvania


   The Emerald and Cumberland mines are contiguous underground operations located in the southwestern part of Pennsylvania. Cumberland was acquired from U.S. Steel Mining Company in May 1993. In addition to the mine, the purchase included a preparation plant and barge loading facility on the Monongahela River. Both mines are in the Pittsburgh coal seam utilizing the longwall mining method and the reserves are owned by Cyprus Amax. Coal is processed through preparation plants and is transported by rail and river barge to utilities in the Northeast and Midwest. The hourly work forces at both mines are represented by the United Mine Workers of America (UMWA). The majority of mining equipment is owned but approximately one-third is leased.

West Virginia

   The Kanawha River operations, located approximately 25 miles east of Charleston, West Virginia, consist of the Stockton underground mine and the Dunn and Armstrong Creek surface mines. The underground mine utilizes continuous miners; the surface mines currently employ trucks, hydraulic excavators and endloaders. The Dunn surface mine plans to deploy a dragline in the second half of 1994. Both raw and processed coal of various qualities are marketed to electric utilities and industrial customers; transportation primarily is by barge. Maple Meadow mine produces high grade, low volatile metallurgical coal from an underground mine located in Raleigh County, West Virginia. Processed coal is transported by rail to steel mills in North America. The West Virginia operations also include a small underground mine and preparation plant in Boone County and a preparation plant in McDowell County. The hourly work force at all operations is represented by the UMWA. Mining is conducted on owned property and under private leases. Except for the dragline, which is under an operating lease, mining equipment is owned.

Kentucky

   Mountain Coals is primarily a surface operation consisting of two adjacent mines (Star Fire and Lost Mountain) located in eastern Kentucky. Both of these mines are mountaintop removal operations using draglines, shovels and trucks to extract five seams of coal. Mining operations are conducted on fee coal properties and private coal leases, with both owned and leased equipment. A preparation plant is used to wash a portion of the production. Almost all of the production is dedicated to long-term contracts with two utility customers. In addition to the surface operations, Mountain Coals has an underground mine and preparation plant (Pine Mountain) producing approximately 800,000 tons per year utilizing a contract miner. All the processed coal is transported by rail. In late 1993, the hourly work force at Mountain Coals voted to be represented by the UMWA and preliminary agreement on a contract was reached on March 23, 1994, subject to ratification.

Midwest

   Midwest operations consist of four surface mines and a large underground mine located in southern Indiana and Illinois plus a small dragline operation in Tennessee. The Ayrshire mine (located in Warrick County, Indiana) was idled in December 1993 after depletion of economically mineable surface reserves in the current pit and expiration of coal supply contracts. Reclamation of the pit has commenced while future mining is evaluated. The Chinook mine (located in Clay and Vigo counties of west central Indiana), the Delta mine (Williamson and Saline Counties in Illinois) and the Minnehaha mine (Sullivan County, Indiana) all deploy large draglines to uncover multiple seams of coal. All three mines process coal through preparation plants and deliver coal by unit train to utility customers under long-term supply agreements. The Sycamore surface mine operates in Knox County, Indiana from which coal is trucked to utility and industrial accounts. The Wabash underground mine is located in Wabash County, Illinois. Wabash continuous miners access the Illinois #5 seam and coal is conveyed to the surface and processed prior to shipment. The facility's major contract customer is located ten rail miles from the mine. Hourly employees at the Indiana and Illinois mines are represented by the UMWA. Skyline mine is located in Sequatchie County, Tennessee. The coal is uncovered by a mid-sized dragline and transported raw to utility and industrial customers by rail and truck. Throughout the Midwest, surface and mineral rights are controlled through fee ownership and private leases. Mining equipment is predominantly owned, although a portion is leased.

Colorado

   Cyprus Amax operates three underground mines in the Colorado business unit:
Twentymile, Empire and Shoshone. Mining is conducted on a combination of private, state and federal coal leases. All operations use the longwall mining method. The coal is shipped on a raw basis to utility and industrial plants in the West, Midwest and Southeast. The Twentymile and Empire mines are located in northwestern Colorado; the hourly work force at Empire is represented by the UMWA. The Shoshone mine is located in southern Wyoming. Twentymile and Shoshone own their production equipment and Empire leases the longwall production equipment.

Wyoming

   Cyprus Amax operates, in the Powder River Basin, two of the nation's largest surface mines -- the Belle Ayr and Eagle Butte mines, which are located near Gillette, Wyoming. The open pit method of mining is used at both mines with shovels used to remove both overburden and coal. Coal is trucked to a plant for crushing prior to shipment. Unit trains move coal to utilities in most regions of the country with the majority sold under long-term contract. Most mining equipment is owned. Surface rights are held through fee ownership while reserves are primarily controlled through federal and state leases.

Utah

   The Utah business unit consists of the Plateau and Orchard Valley mines. The Plateau operation, located near Price, Utah, mines underground reserves utilizing a longwall mining system. Plateau owns its production equipment, including a preparation plant, but leases coal reserves, mainly from the federal government. Plateau sells raw and processed coal, plus a blended product. Plateau's coal is transported from the mine by rail primarily to utility customers in the West and to Pacific Rim markets through West Coast ports. Cyprus Amax operates and owns 80 percent of the Orchard Valley mine in western Colorado. The remaining 20 percent interest is owned by Mitsubishi Corporation of Japan (15 percent) and Samsung Company Ltd. of Korea (5 percent). This underground mine extracts coal with owned continuous mining equipment. Orchard Valley's coal is transported from the mine by rail to utility customers in the West and Midwest and also is exported to Pacific Rim countries.

Australia

   During 1993 Cyprus acquired 100 percent ownership of McIlwraith McEacharn Ltd. of Sydney, Australia, which owns approximately a 40 percent interest and has the right to be the operator in Oakbridge Limited of Australia. Oakbridge is a major independent coal producer with six mines in New South Wales which produce approximately 12 million tons annually. Proved and probable reserves total 359 million tons of which Cyprus Amax's equity share is 143 million.

   Almost all of Oakbridge's production is exported to the Pacific Rim. Sales generally are made through agents under long-term "evergreen" contracts. The sales mix is approximately 70 percent steam coal and 30 percent metallurgical product. Plans are underway to expand production to more than 15 million tons to supply growing markets and to reduce the need for purchased blend coals. This expansion is expected to be financed through Oakbridge borrowings and internally generated cash flows.

Coal Marketing Arrangements

   Almost all of Cyprus Amax's coal sales are steam coal to electric utilities. Approximately 65 percent of Cyprus Amax's 1993 coal sales, including the Amax operations for the 47 days post merger, were made under contracts with an initial duration longer than one year (term contracts). This percentage is expected to increase to 75 percent in 1994. These contracts are priced using a combination of cost pass-through, base price plus cost index escalation and/or market adjustments. While such contracts generally are more advantageous than sales on the spot market, they can be subject to periodic renegotiation of price and quantity. Most contracts also are subject to partial or complete suspension by the customer or producer in the event of certain force majeure events, such as damage to the customer's plant or work stoppages.

   At December 31, 1993, Cyprus Amax had term contracts covering an aggregate of approximately 600 million tons, including 56 million tons to be delivered in 1994. Less than six percent of contracted coal tonnage is under agreements which expire before 1998; the remainder is committed under contracts which expire between 1998 and 2020. To maintain current realized prices as contracts expire, Cyprus Amax will need to sign new contracts, extend existing contracts or make additional spot market sales at prices above current spot market prices. During 1993 sales primarily from Kentucky operations to two utilities accounted for 21 percent of coal revenue; one for 13 percent and the other for eight percent. These contracts expire in 1995 and 1998, respectively.

     Eastern Markets.  Shipment levels at Cyprus Amax's Pennsylvania, Kentucky
     ----------------
and West Virginia units remained steady during 1993.   Overall, Central
Appalachian coal production dropped significantly due to a prolonged labor strike by the UMWA which affected selected Bituminous Coal Operators Association members during 1993. Cyprus Amax operations were not affected directly by the strike. As utilities continue to test and evaluate low sulfur coals in preparation for compliance with the Clean Air Act Amendments of 1990 (see "Coal-
- -Clean Air Act Amendments of 1990") the future demand for low sulfur coals such as those produced at certain Eastern and Western Cyprus Amax units is expected to continue to strengthen. During the coming year, several Eastern utilities affected by the Clean Air Act Amendments are expected to formalize term commitments for lower sulfur coals from these regions.

   Midwest Markets.  Shipments in 1993 from Cyprus Amax's Midwest unit declined
   ----------------
from 1992 levels due primarily to temporary reductions of contract deliveries to one major Midwestern customer and the temporary closure of one mine. Despite the flooding in the Midwest, the overall market for coal in this region stabilized in 1993 as economic conditions improved and the demand for electric energy increased over 3% with a return of more normal temperatures.

   Overall coal demand from the Midwest is expected to decline over the next several years due to continuing uncertainties over the long-term suitability of high sulfur coals produced in Illinois and Indiana. These uncertainties result from provisions of the Clean Air Act Amendments of 1990, state regulatory requirements and other proposed legislation which would require utilities to lower emissions levels (see "Coal--Clean Air Act Amendments of 1990"). However, coal is, and is expected to continue to be, the major energy source for generating electrical power in the Midwest. Cyprus Amax holds several long-term contracts with terms extending beyond 2000 that call for deliveries to major regional utility plants. These contracts provide a tonnage base for supporting operating levels at Cyprus Amax's Midwestern unit through at least 2002.

   Western Markets.  Shipments in 1993 from Cyprus Amax's Colorado, Wyoming and
   ----------------
Utah units collectively increased from 1992 levels as a result of improved spot and long-term market demand. Overall, interest by electric utilities in Powder River Basin coal as well as higher Btu, low sulfur Colorado coals, continued to strengthen in 1993. In addition to traditional market activity, several electric utilities not currently committed to purchase coal from these regions are conducting test burns of these low sulfur coals as a potential means of complying with more stringent emissions standards. Cyprus Amax will continue to pursue new long-term business with these utilities. Although the Powder River Basin historically has been affected by overcapacity, Cyprus Amax's seven major long-term coal supply agreements provide a production base for the Wyoming unit. These contracts expire between 1998 and 2020 with over 50 percent of the annual tonnage committed until 2013.

   Clean Air Act Amendments of 1990.  Title IV of the Clean Air Act Amendments
   ---------------------------------
of 1990 is intended to reduce acid precipitation by mandating reductions in sulfur and nitrous oxides from electric generating stations. The law adopted a goal of achieving, by the year 2000, nationwide reductions of 10 million tons of sulfur dioxide and 2 million tons of nitrous oxides from 1980 levels. Phase I will affect 110 power plants in the Midwest, the Southeast and the East starting January 1, 1995. Phase II, beginning January 1, 2000, will affect almost all power plants in the United States. While the base emissions standard under Phase I is 2.5 pounds of sulfur dioxide for every million Btus of fuel burned and is reduced to 1.2 pounds per million Btus under Phase II, the actual sulfur content of coal required by utilities may vary widely due to various options available to utilities to comply with the Clean Air Act Amendments. These include installing emissions controls (scrubbers) on existing facilities, switching to alternative fuels, closing facilities, and/or buying and selling emissions allowances.

   The compliance strategies which utilities will follow cannot be predicted with certainty due to the multiple options available, the extended compliance time frames and the unique characteristics of each utility system. Cyprus Amax believes, however, that its overall business and financial condition will not be affected materially by the Clean Air Act Amendments because of its diverse portfolio of mines and products, shipments to plants with scrubbers in place and strategic steps taken over the last several years in anticipation of the enactment of acid precipitation legislation. The Amendments are expected to increase the demand for and value of Cyprus Amax's low sulfur reserves in the Powder River Basin, Colorado, Utah, and central Appalachia since many utilities are expected to comply with the new emissions standards by switching to lower sulfur coal. The effects on Cyprus Amax's Illinois Basin high sulfur reserves cannot be predicted with any degree of certainty until utility compliance plans become more firm. Approximately 25 percent of Cyprus Amax's Midwest shipments are to plants that are not materially adversely affected by the Clean Air Act Amendments because they already have scrubbers in place. An additional 40 to 50 percent are committed to regional utilities which Cyprus Amax believes have a high probability of continuing use of Cyprus Amax coals through at least Phase I.

                                 COPPER SEGMENT

   Cyprus Amax explores for, mines, processes, and markets copper and molybdenum and certain other by-product minerals. Production information at Cyprus Amax's principal mine operations in the Copper segment is summarized in the following tables for the years 1992 and 1993. The 1993 year-end ore reserve information is as follows:


Ore Reserves                                                 December 31, 1993
- ------------                             --------------------------------------------------
                                          Mineable Ore
                                          Reserves/(1)(2)/          Average Grade
                                         ------------------    ----------------------------
                                         (Millions of Tons)     Copper          Molybdenum
                                                               -------         ------------
      Operation                                                  (%)                (%)
      ---------
Bagdad                                          1,188.4           .37               .020
Sierrita/Twin Buttes                              936.0           .29               .032
Miami                                             284.2           .45                  -
Casa Grande                                        22.0           .67                  -
Pinos Altos                                          .2          6.01                  -
Mineral Park                                       67.4           .23                  -
Henderson                                         180.5             -                .23
Climax                                            135.9             -                .22
                                           ------------
                                                2,814.6
                                           ============
- ------------

/(1)/ Copper and molybdenum reserves include proved and probable reserves. /(2)/ Extraction and processing losses have been taken into account in the calculation of mineable ore reserves shown.


Mine Statistics                               1993                                                1992
- ---------------         ------------------------------------------------  -----------------------------------------------------
                             Material        Ore         Stripping             Material               Ore            Stripping
                            Mined/(1)/      Mined        Ratio/(2)/           Mined/(1)/             Mined          Ratio/(2)/
                            ----------      ------       ----------           ----------             -----          -----------
                            (Millions of Tons)                                       (Millions of Tons)
     Operation
     ---------
Bagdad                           66.0         27.8           1.38                52.2                  29.0              .80
Sierrita/Twin Buttes             70.9         35.4           1.00                74.7                  38.6              .94
Miami                            61.4         28.8           1.14                51.6                  28.2              .83
Thompson Creek                      -            -              -                17.7                   8.1             1.19
Pinos Altos                        .1           .1              -                  .1                    .1                -
Henderson/(3)/                     .5           .5              -                   -                     -                -
Climax/(3)/                         -            -              -                   -                     -                -
                                -----        -----                              -----                 -----
     Total                      198.9         92.6                              196.3                 104.0
                                =====        =====                              =====                 =====


Mill Statistics                             1993                                                  1992
- ----------------------   --------------------------------------               ---------------------------------------
                                                Ore Grade                                            Ore Grade
                                            -------------------                                   -------------------
                          Ore Milled/(4)/   Copper   Molybdenum                Ore Milled/(4)/    Copper   Molybdenum
                         -----------------  ------   ----------               -----------------   ------   ----------
                         (Millions of Tons)     (Percent)                     (Millions of Tons)      (Percent)
     Operation
     ---------
Bagdad                           26.1          .56       .024                          27.9          .42      .023
Sierrita/Twin Buttes             36.0          .39       .037                          35.5          .39      .032
Miami                               -          .34          -                             -          .42         -
Thompson Creek                      -            -          -                           8.2            -      .101
Pinos Altos                        .1         6.25          -                            .1         7.87         -
Henderson/(3)/                     .5            -        .29                             -            -         -
Climax/(3)/                         -            -          -                             -            -         -
                                -----                                                 -----
     Total                       62.7                                                  71.7
                                =====                                                 =====


Production                                             1993                                      1992
- ----------                                  ---------------------------              ----------------------------
                                            Copper           Molybdenum              Copper            Molybdenum
                                            ------           ----------              ------            ----------
                                                (Millions of Pounds)                      (Millions of Pounds)
      Operation
      ---------
Bagdad                                       230.8                  7.8               219.6                  10.0
Sierrita/Twin Buttes                         264.2                 18.1               288.5                  15.4
Miami                                        112.7                    -               125.9                     -
Thompson Creek                                   -                    -                   -                  14.9
Casa Grande/(5)/                                .3                    -                  .1                     -
Pinos Altos                                   16.4                    -                 6.8                     -
Mineral Park                                   3.0                    -                 4.0                     -
Henderson/(3)/                                   -                  2.9                   -                     -
Climax/(3)/                                      -                    -                   -                     -
Selwyn/(6)/                                    4.2                    -                17.4                     -
                                             -----                 ----               -----                  ----
     Total                                   631.6                 28.8               662.3                  40.3
                                             =====                 ====               =====                  ====

- ------------
/(1)/ Includes ore mined and waste on a wet short ton basis.
/(2)/ Represents the ratio of waste to ore mined.
/(3)/ For the period November 15 to December 31, 1993 only.
/(4)/ Includes ore milled on a dry short ton basis.
/(5)/ Includes roaster loss netted against underground leach production. /(6)/ By-product production from a gold mine which was sold in 1993.

Climax Metals Copper/Molybdenum Operations

   In 1993 Cyprus Amax produced 627 million pounds of copper and 29 million pounds of molybdenum from its copper and molybdenum operations in the United States, including the Amax operations for the 47-day period following the merger. In addition, 4 million pounds of by-product copper were produced at the Selwyn gold operation in Australia prior to its sale in the second quarter of 1993. During 1993 a significant fleet modernization program was completed at Bagdad, Sierrita and Miami which included the purchase of thirty-four 240-ton trucks, four 53-cubic yard shovels and computerized mine dispatch systems.

Bagdad

   At the Bagdad mine in northwestern Arizona, Cyprus Amax mines copper sulfide ore and produces copper concentrates with significant molybdenum and minor silver by-products. The operation consists of an open pit mine, an approximately 85,000 ton per day expanded sulfide ore concentrator producing copper and molybdenum concentrates, and an oxide and low grade sulfide ore dump leaching system with a solvent extraction-electrowinning (SX-EW) plant producing copper cathode. A 13 percent expansion of the mill at Bagdad and a 25 percent expansion of the SX-EW operation to 30 million pounds annually of copper were completed in late 1993. In 1993 Bagdad produced 24.6 million pounds of electrowon copper cathode, or 10.7 percent of its total copper production. Cyprus owns the mine and all production equipment and holds the tailings areas primarily under Arizona commercial leases. In 1993 the Bagdad concentrator milled approximately 26 million tons of ore, down 1.8 million tons from 1992 due to the tie-in of certain expansion equipment.

Sierrita/Twin Buttes

   Cyprus Amax operates its adjacent Sierrita and Twin Buttes mines in south central Arizona as one consolidated operation. Cyprus Amax owns the Sierrita copper and molybdenum mine, which consists of an open pit mine, an approximately 110,000 ton per day expanded sulfide ore concentrator, a molybdenum plant, two molybdenum roasters, and related mining equipment. A 10 percent expansion of the concentrator was completed in late 1993. Sierrita's facilities are located on patented and unpatented mining claims and fee land owned by Cyprus Amax. Copper ore mined at Sierrita and the neighboring Twin Buttes mine is processed at Sierrita into copper and molybdenum concentrates. Sierrita also uses an oxide and low grade sulfide ore dump leaching system with a solvent extraction-electrowinning plant to produce copper cathode. Total Sierrita/Twin Buttes electrowon copper cathode production in 1993 totalled 21.2 million pounds, or eight percent of its total copper production. Nearly one-half of Cyprus Amax's molybdenum concentrate production is processed through Sierrita's on-site roasters. The resulting molybdenum oxide and related products are packaged for shipment to customers worldwide or transported to other facilities for further processing.

   Cyprus Amax leases the Twin Buttes open pit copper mine under a 15-year lease entered into in March 1988. The mine is located on a combination of unpatented mining claims and fee lands leased by Cyprus Amax. Twin Buttes ore is transferred to Sierrita by a 6.8 mile conveyor system. Twin Buttes contributed 39 percent of the total sulfide copper concentrate production from the Sierrita concentrator in 1993. In addition to recovering copper sulfide ore, Twin Buttes leached copper from oxide ore in an agitation leach for processing in Twin Buttes' SX-EW plant to produce copper cathode. The agitation leach process, which produced 40.9 million pounds of copper cathode in 1992, was shut down in December 1992 with the depletion of Twin Buttes oxide ore, while sulfide production at Twin Buttes is expected to continue through mid-1994. Additional Sierrita ore production will replace the Twin Buttes ore in the mill.

Miami

   The Miami operations consist of an open pit mine producing acid soluble ore for heap leaching operations, a SX-EW plant producing copper cathode, a smelter, a refinery, and a rod mill. The facilities are located near Miami, Arizona, on a combination of fee property owned by Cyprus Amax, patented and unpatented mining and mill site claims, and private and state leases. Miami's 1993 production of 113 million pounds of copper cathode from the leaching and SX-EW operations was below capacity of approximately 130 million pounds because of record heavy rainfall early in 1993.

   The Miami smelter expansion and modernization project was completed mid-year 1992. Only 328,000 tons of concentrate were smelted in 1992 due to shutdowns for repairs, maintenance and modifications. The process was converted from use of an electric furnace to utilization of an ISASMELT vessel. The new smelter ran at a much higher throughput rate since the mid-year 1993 improvements. The plant generally operated at about 90 percent of design capacity for the last two quarters of 1993, except for several brief periods to permit additional modifications. The Miami rod mill operated near capacity in 1993.

   Construction continues toward the planned fourth quarter 1994 start-up of a new electrorefinery at Miami. Upon completion, this project is expected to make Cyprus Amax self-sufficient in copper refining.

Henderson

   Cyprus Amax owns the underground Henderson mine near Empire, Colorado. The operation consists of an underground mine where block caving techniques are employed to extract molybdenite ore which is transported by rail ten miles underground and then five miles along the surface to a concentrator facility. The concentrator is capable of operating at a rate of 28,000 tons per day, producing molybdenum concentrates containing up to 58 percent molybdenum. Both the mine and mill are located on fee land owned by Cyprus Amax. Most of the concentrates are shipped to the Ft. Madison roasting and chemicals processing facility where a number of different metallurgical metals and chemical products are made for final sale to customers. A portion of Henderson's production is sold directly to customers as molybdenum sulfide. For the full year 1993, Henderson produced 4.5 million tons of ore containing 24 million pounds of molybdenum. In early 1993 Climax Molybdenum announced that it was reducing production from the Henderson mine in response to weak demand for molybdenum.

Climax

     Cyprus Amax owns the Climax mine near Leadville, Colorado. The operation consists of both an underground and open pit mine along with an approximately 18,000 tons per day concentrator. The Climax mine is on stand-by status pending an improvement in molybdenum market conditions.

Thompson Creek

   In late 1993 Cyprus Amax sold its Thompson Creek molybdenum mine in central Idaho. The Thompson Creek molybdenum mine had been shut down temporarily in December 1992 as a result of weak demand for molybdenum in the worldwide steel business.

Other Operations

   Cyprus Amax's other copper operations include the Casa Grande operation in south central Arizona, which consists of an underground copper mine, a potentially large open pit copper mine, and two on-site concentrate roasters with a combined annual roasting capacity of approximately 150,000 tons of copper concentrate. Roaster operations were suspended in the fourth quarter of 1993 with concentrates rerouted to the lower-cost Miami smelter. The facility is located on reservation lands leased from the Tohono O'Odham Nation. Cyprus Amax is evaluating opportunities for copper production through open pit mining and heap leaching of the Casa Grande orebody. About 30 million pounds of SX-EW production is planned for Casa Grande in 1994 from a heap leach pad and small open pit. Cyprus Amax owns the Pinos Altos copper mine in southwest New Mexico. The mine is located on a combination of unpatented mining claims and fee properties which are owned by Cyprus Amax subject to certain reversionary interests. The mine and mill operated at a higher level during 1993, producing nearly 16 million pounds of copper in concentrate. In addition Cyprus Amax operates the Mineral Park mine, which consists of copper dump leaching operation which during 1994 will be converted into a SX-EW operation capable of producing 6 to 8 million pounds of copper per annum. The mine is located in northwest Arizona on fee land owned by Cyprus Amax and on unpatented mining claims and mill sites. Cyprus Amax also owns a molybdenum operation and potential copper resource near Tonopah, Nevada, including an open pit mine, a 24,000 ton per day concentrator and related mining equipment. The facility, located on fee land owned by Cyprus Amax and on unpatented mining claims and mill sites, is on care-and-maintenance status. Cyprus Amax owns and operates a rod plant located in Chicago, Illinois. This facility is located on fee land owned by Cyprus Amax and has the capacity to produce over 300 million pounds of high quality continuous cast copper rod per year. In 1993 Cyprus Rod Chicago operated near capacity. In November 1993 Cyprus Amax was the successful bidder for Sociedad Minera Cerro Verde, S.A. ("Cerro Verde"), a producing copper mine located in southern Peru. Cerro Verde is a large copper resource with about 200 million tons of leachable ore reserves at 0.8 percent copper. Cyprus Amax closed the acquisition of approximately 91.5 percent of the shares of Cerro Verde on March 21, 1994.

   Cyprus Amax leases office space in Tempe, Arizona, for copper and molybdenum administration and sales and leases space for small sales offices in Pittsburgh, Pennsylvania; Dusseldorf, Germany; and Tokyo, Japan.

Converter Facilities

     Molybdenum Conversion Facilities.  Cyprus Amax transports molybdenum
     --------------------------------
concentrates to its conversion plants in the United States and Europe where they are converted into such products as technical molybdic oxide, ferromolybdenum, pure molybdic oxide, ammonium molybdates and molysulfide powders. Roasting operations to convert concentrate into product currently are conducted at the Sierrita, Arizona; Fort Madison, Iowa; and Rotterdam, Netherlands plants.

   A portion of Cyprus Amax's molybdenum oxide production is shipped to its Metec facility in New Jersey. This facility, located on fee land owned by Cyprus Amax, includes a sublimation furnace used to produce high purity molybdenum oxide, and hydrogen reduction furnaces used to produce molybdenum metal.

   Specialty Metals.  Climax Performance Materials Corporation produces powder
   ----------------
and mill products of pure molybdenum, molybdenum alloys, tungsten and certain nickel-based alloys at plants located in Coldwater, Michigan and Cleveland, Ohio. Products manufactured at such plants are used in industrial, aerospace, defense, and medical applications where special physical and mechanical properties are required. These include high temperature furnaces, melting electrodes for container and insulation glass, deep gas well tubing, tooling for aluminum, brass, zinc, and magnesium die casting, x-ray targets and body implants, heat dissipating devices for semi-conductors, and power amplifier tubes.

   Additional facilities include a plant in the United Kingdom that supplies fabricated refractory metal components to the electronics, defense, aerospace, materials processing, glass and chemical processing industries; a plant in Forbes Road, Pennsylvania that supplies fabricated electronic components; and the ultra-high purity metals business, located in Golden, Colorado, that produces powders for the manufacture of sputtering targets.

   A joint venture with the French group, P. Balloffet, Molytech S.A., based in the Lyon region of France, fabricates molybdenum and other refractory mill products for sale primarily to the electronics, aviation, nuclear, and glass markets in Europe.

Equity Interests

     Tungsten.  On December 29, 1992, the shareholders of the following
     --------
publicly-held Canadian mining companies approved an amalgamation of such entities: (1) Canada Tungsten Mining Corporation Limited (Cyprus Amax interest 56%), owner of a scheelite (calcium tungstate) mine located at Tungsten, Northwest Territories; (2) Canamax Resources, Inc. (Cyprus Amax interest 43%), owner of a carbon-in-pulp gold mill facility near Wawa, Ontario and several gold exploration properties also in Ontario, and (3) Minerex Resources Ltd. (Canada Tungsten Mining interest 50.5%), which has a one-half joint venture interest in, and is operator of, a heap leach gold mine near Hawthorne, Nevada. The purpose of the amalgamation was to effect the combination of the businesses and undertakings of the three organizations into one public company under the name Canada Tungsten Inc. (Cyprus Amax interest 48%). Production from Canada Tungsten's scheelite mine has been suspended since 1986 due to adverse market conditions and low product prices. In December 1992, Canada Tungsten sold back its leasehold interest in Climax Molybdenum's ammonium paratungstate plant at Fort Madison, Iowa but can reacquire such interest in the event that market conditions for tungsten products improve. Processing of ammonium paratungstate at Fort Madison has been suspended since March 1990.

   Metals Recovery.  Cyprus Amax has a 50% partnership interest with a
   ---------------
subsidiary of Shell Oil Company in an industrial waste recycling operation located in Braithwaite, Louisiana. Recoverable products include vanadium, molybdenum, alumina trihydrate, and nickel-cobalt concentrate. The partnership's activities also include the recycling of chrome/aluminum sludge from metal finishing.

   El Abra.  In October 1993 Cyprus and Lac Minerals Ltd.  (Lac) announced that
   -------
their 50/50 partnership was the successful bidder for a 51 percent interest in the El Abra copper property in Chile. The development plan anticipates production of 500 million pounds per year of refined copper cathodes, with initial production to begin in 1997. On February 8, 1994, Cyprus, Lac, and Codelco jointly announced that the closing of the acquisition has been postponed pending resolution of certain technical matters. The technical work remaining is to resolve variances between the recent check assays performed by Cyprus and Lac and the original assays made in the mid-1970s. Additional work to resolve issues raised by the variances is under way.

Copper Processing

   In 1993 Cyprus Amax processed approximately 606,000 tons of Cyprus Amax domestic copper concentrates at its own facilities, or 76 percent of its 1993 copper concentrate production. The balance of Cyprus Amax's 1993 copper concentrate production was treated under arrangements with third parties or sold as copper concentrates. The expanded Miami smelter will enable Cyprus Amax to be self-sufficient in copper smelting at current mine production levels.

Copper/Molybdenum Marketing Arrangements

   Cyprus Amax has the capacity to produce over 500 million pounds per year of continuous cast rod at its Miami, Arizona and Chicago, Illinois rod mills. This capability gives Cyprus Amax a value-added copper product and access to a broader customer base. Approximately 10 percent of Cyprus Amax's total copper sales were for export markets. Substantially all of Cyprus Amax's copper metal production is committed under sales agreements with metals fabricators at prices which fluctuate with commodity exchange quotations. Cyprus has acquired copper put options, which will ensure a minimum average realization of $.92 per pound (based on London Metal Exchange prices) on 150 million pounds of expected first quarter 1994 produced copper sales, a minimum of $.78 per pound on 150 million pounds of second quarter sales and a minimum of $.81 per pound on 301 million pounds of third and fourth quarter sales.

   Of Cyprus Amax's 647 million pounds of produced copper sales in 1993, 114 million pounds were sold as concentrate including 4 million pounds from Selwyn, 98 million pounds as cathode, and 435 million pounds as rod. Comparable figures for 1992 were 608 million pounds of produced copper sold, of which 117 million pounds were sold as concentrate sales including 19 million pounds from Selwyn, 114 million pounds sold as cathode, and 377 million pounds as rod.

Molybdenum is used primarily in the steel industry for corrosion resistance and strengthening. As is customary, a substantial portion of Cyprus Amax's expected 1994 molybdenum production is committed for sale throughout the world pursuant to annual, long-term and spot sale agreements.

                             OTHER MINERALS SEGMENT

Lithium Operations

   Cyprus Amax is a major producer of lithium with primary lithium production facilities in Nevada and Chile. Lithium and lithium compounds are used in the smelting of aluminum and in the manufacture of ceramics, glass, greases, high performance batteries, synthetic rubber, and pharmaceuticals.

   At the Silver Peak facility in Nevada, Cyprus Amax produces a lithium brine from salt brines recovered from wells and concentrated in solar evaporation ponds. These facilities and the related plant for chemical conversion of the concentrated brine to lithium carbonate are situated on approximately 17,000 acres of patented and unpatented placer mining claims. Reserves at December 31, 1993, totalled 44,600 tons of elemental lithium which is equivalent to approximately 230 million pounds of lithium carbonate. During 1993 Silver Peak operated approximately 25 percent below its long-term production capacity, producing 9.0 million pounds of lithium carbonate. In 1994 Silver Peak production is expected to remain at essentially the same level of production as 1993.

   Cyprus Amax owns 100 percent of a Chilean limited partnership which holds a brine deposit and owns a lithium carbonate processing facility in northern Chile. Reserves available to Cyprus Amax are determined by a contract with the Chilean government. As of December 31, 1993, this amounted to 206,000 tons of elemental lithium which is equivalent to approximately 2.2 billion pounds of lithium carbonate. Production during 1993 was 23.0 million pounds of lithium carbonate which was approximately 90 percent of capacity. In addition Cyprus Amax produces potash from by-product salts generated at its brine operation in northern Chile. Production and sales totalled 59,000 tons in 1993. All sales are made under long-term contacts to a major Chilean chemical company.

   Cyprus Amax also operates a plant in Sunbright, Virginia, for the conversion of lithium carbonate to lithium hydroxide. The plant is located on a combination of owned and leased land. Cyprus Amax also operates a butyllithium production facility in New Johnsonville, Tennessee, located on fee land owned by Cyprus Amax. Construction which will result in a 50 percent expansion at the New Johnsonville plant continued during 1993 with start-up expected in the first half of 1994. Cyprus Amax also owns manufacturing facilities for various lithium chemicals and lithium metal casting located on 1,006 acres of fee and leased land in Kings Mountain, North Carolina. An open pit mine and lithium processing facility at Kings Mountain were shut down in 1991, and the mine is on a care-and-maintenance status. Future production from the 146,000 tons of elemental lithium reserves at Kings Mountain will depend on new or improved markets or the depletion of other reserves. In addition Cyprus Amax leases commercial property in Exton, Pennsylvania, for research and development work and for the manufacture of various forms of lithium metal and lithium alloys. Cyprus Amax also leases office space in Malvern, Pennsylvania, for lithium administration and sales. Cyprus Amax will consolidate its Pennsylvania lithium activities to Kings Mountain in 1994.

Lithium Marketing Arrangements

   Cyprus Amax sells lithium carbonate, lithium hydroxide, butyllithium, lithium chloride, and a variety of other lithium chemical, metal, and metal alloy products to such diverse markets as aluminum smelting, ceramics, lubricants, specialty glass, synthetic rubber, plastics, batteries, alloys, and pharmaceuticals. The various lithium products are sold under a combination of long and short-term contracts. Sales to one customer accounted for 18 percent of lithium revenue in 1993.

Gold Operations

   During 1993 Cyprus produced 69,500 ounces of gold from its three gold mines:
Copperstone in Arizona, Selwyn in Australia, and Golden Cross in New Zealand. In 1992 gold production totalled 247,600 ounces. The production decrease was attributed to the sale of the South Pacific gold operations and closure of Copperstone. In the merger, Cyprus Amax retained a 40 percent interest in Amax Gold. For additional information regarding Amax Gold, see "Equity and Other." Additionally in mid-1993 a joint stock company, in which Cyprus Amax participates along with Russian partners, won a concession covering the Kubaka gold deposit located in Magadan Province, Russia. Cyprus Amax holds a 45 percent interest in and is the manager of the joint stock company.

United States

   The Copperstone open pit gold mine in western Arizona is located on approximately nine square miles of unpatented lode mining claims held by Cyprus Amax under a long-term lease. Economically extractable ore in the mine was depleted in December 1992 and mining ceased. The processing plant ceased operation in 1993. Reclamation of the mine and plant area has commenced in conformance with federal and Arizona permits.

   Cyprus Amax received gold production royalties during 1993 of $1.2 million, based on a percentage of net smelter returns on certain leases at the Cannon mine, near Wenatchee, Washington. The most recent projection available to Cyprus Amax indicates that these royalty payments may end in 1994.

Australia

   Cyprus sold its 66.7 percent interest in the Selwyn mine, in Queensland, Australia, in April 1993.

New Zealand

   Cyprus sold its 80 percent joint venture interest in the Golden Cross project located on New Zealand's North Island in April 1993.

Gold Marketing Arrangements

   Gold is traded actively on several markets throughout the world and the market price is readily ascertainable. Cyprus sold its gold in a combination of spot sales and a forward sales program, depending on market conditions and other factors.

Oil and Gas Operations

General

   Amax Oil and Gas is a wholly-owned subsidiary and is engaged in the production and marketing of natural gas, crude oil and natural gas liquids. Substantially all of the Amax Oil and Gas total reserves are located in the United States. Approximately 91% of total domestic reserves are located in the Amax Oil and Gas area of strategic concentration, which includes the states of Texas, Oklahoma and Louisiana. On March 1, 1994, Cyprus Amax reached an agreement with Union Pacific Resources Company, a subsidiary of Union Pacific Corporation, to sell all of its stock of Amax Oil & Gas Inc., for approximately $819 million. The sale, which has an effective date of September 30, 1993, is expected to close by March 31, 1994, and will result in after-tax net proceeds to Cyprus Amax of at least $650 million.

Operations

   Amax Oil and Gas is segmented into three operating units: an exploration and production company; a plants and pipelines business; and a marketing company.

   The exploration and production company is involved in approximately 3,000 productive wells, of which approximately 1,700 are operated by Amax Oil and Gas. Amax Oil and Gas is engaged in a program to increase its proved producing reserves through a combination of exploitation, exploration and acquisitions. Exploitation involves development drilling, workovers, recompletions, enhanced recovery techniques, and new stimulation procedures. Exploration and acquisition activities are focussed on prospects which enhance Amax Oil and Gas' position in strategic areas. During the period November 15 through December 31, 1993, Amax Oil and Gas participated in the drilling of six development wells. The Ozona area of west Texas continued as the main focus of the development drilling program with two wells drilled.

   The plants and pipelines business processes natural gas to extract natural gas liquids and delivers the residue gas to pipelines for sale throughout the United States. Amax Oil and Gas owns an interest in six plants in Texas and Oklahoma and operates five of them. From the period November 15 through December 31, 1993, the five operated plants processed in excess of 5.6 billion cubic feet of natural gas and extracted approximately 12.6 million gallons of natural gas liquids, adding significantly to the value of the gas processed. Gathering systems and pipelines owned by Amax Oil and Gas also generate revenue from gathering and transporting third party gas and allow Amax Oil and Gas to aggregate large volumes of gas at central points providing market flexibility and reduced transportation rates on pipelines connected to the plants.

   The marketing company, Amax Gas Marketing Inc. (AGM), a wholly-owned subsidiary of Amax Oil and Gas, markets approximately 375 million Btus per day of gas for Amax Oil and Gas and third parties. AGM sells natural gas under spot sales and long-term contracts to a wide variety of gas consumers across the country. AGM provides full service to its customers, including aggregation of supply, arranging transportation and furnishing administrative support. AGM has focussed on development of long-term markets in power generation and a unified approach to marketing fuels of choice to electric utilities and major industrial customers.

   Reference is made to Appendix A to this Annual Report on Form 10-K for additional information with respect to Amax Oil and Gas' operations for the period November 15 through December 31, 1993.

Governmental Regulations

   Amax Oil and Gas' operations in the United States have been, and will continue to be, affected by political developments, by various domestic laws and regulations concerning the production, gathering and transportation of crude oil and natural gas and by regulations of various agencies regarding environmental controls.

   During 1993, the Federal Energy Regulatory Commission (FERC) continued to issue pipeline restructuring orders implementing FERC Order 636 which will bring fundamental change to the structure governing interstate sales and transportation of natural gas. This Order will unbundle historic pipeline marketing, storage and transportation roles and create an open-access transportation network allowing the buyer and seller of natural gas to arrange transportation and storage services on a first-come, first served basis with the pipeline. While it is hoped that this new role of the pipeline companies will open new marketing opportunities for Amax Oil and Gas, expected judicial challenges to FERC Order 636 and the implementation of restructuring agreements make it difficult to predict the ultimate effects of the Order on the gas marketing industry.

Iron Ore Operations

   Cyprus Amax owns and operates the Northshore iron ore facilities located in northern Minnesota. Northshore has an open pit mine with approximately 1.2 billion long tons of reserves and a crushing facility located near Babbitt, Minnesota, on leased and fee land; processing facilities in Silver Bay, Minnesota, located on fee land owned by Cyprus Amax; and a 47-mile railway connecting the two operations. The processing facilities at Silver Bay include a six million long ton per year crusher and concentrator, a pellet plant capable of producing between 3.4 million and 4.0 million long tons per year depending on product mix, a 115 megawatt power plant, and a port and loading facility on Lake Superior.

   Sales of iron ore pellets in 1993 were 3.3 million long tons. Cyprus Amax is committed to sell approximately 2.5 million long tons annually to supply a major domestic steel producer under contracts which expire at the end of 1996. Production should be over 3.5 million long tons in 1994 as the result of additional short-term sales contracts. During 1991 Cyprus entered into a 20-year contract to sell 40 megawatts of excess capacity from the power plant to an electric utility.

Talc/Barite Operations

   Cyprus sold its talc operations in June 1992 and its barite operations in January 1993. In 1992 Cyprus produced high quality, floated barite at its Paga mine and mill located in Cartersville, Georgia, and dry ground, high quality barite from imported ore on a toll basis in Houston, Texas.

Exploration

   Cyprus Amax conducts exploration programs around its producing mines in order to delineate additional reserves which, if discovered, would extend mine lives. In addition, Cyprus Amax conducts exploration activities on other properties in the United States, Chile, Peru, Canada, Australia, Mexico, Panama, Taiwan, Russia, Guinea, and Greenland. Cyprus Amax's exploration programs focus primarily on advanced exploration targets in copper and gold.

                               EQUITY AND OTHER

Amax Gold

   Amax Gold Inc. ("AGI") is a 40%-owned company retained in connection with the Amax merger. AGI is engaged in the mining and processing of gold and silver ore and in the exploration for, and acquisition and development of, gold-bearing properties, principally in North and South America. AGI's operating properties currently consist of a 100 percent interest in the Sleeper mine in Humboldt County, Nevada; a 100 percent interest in the Hayden Hill mine in Lassen County, California; an indirect 90 percent interest in the Guanaco mine in Chile; and a 100 percent interest in the Wind Mountain mine in Washoe County, Nevada. AGI's gold production from its operating properties totalled 210,880 ounces in 1993 at a total average cash production cost of $388 per ounce. Cyprus Amax's share of AGI's production from November 15, 1993, through December 31, 1993, totalled approximately 11,000 gold ounces. AGI also owns a 100 percent interest in the Fort Knox gold project near Fairbanks, Alaska; a 50 percent interest in the Refugio gold project in Chile; and a 62.5 percent joint venture interest in the Haile gold project in Lancaster County, South Carolina. AGI's share of reserves in all its properties total approximately 7.4 million contained ounces of gold, of which Cyprus Amax's equity share was approximately 3 million contained ounces of gold.

   AGI sells all of its refined gold to banks and other bullion dealers and utilizes a variety of hedging techniques with the objective of mitigating the impact of downturns in the gold market and providing adequate cash flow for operations, while maintaining significant upside potential in a market upswing.

Precious metal hedge contracts include forward sales contracts, spot deferred forward sales and put and call options.

   In February 1994 a commitment letter was signed between Cyprus Amax and AGI to provide AGI with a $100 million convertible line of credit. The outstanding indebtedness under the line of credit may be repaid by AGI with the issuance of AGI convertible preferred stock, which in turn could be converted into AGI common stock at $8.265 per share. In addition AGI will have the right to convert the convertible preferred stock into AGI common stock at a maximum price of $8.265 per share and a minimum price of $5.854 per share. Cyprus Amax will have an option to replace the line of credit and any outstanding indebtedness and/or preferred stock with the purchase of $100 million of AGI common stock at a price of $8.265 per share, which represents approximately 12.1 million AGI shares.

   At December 31, 1993, loans outstanding to AGI under a demand promissory note payable were $25 million. In February 1994 the AGI Board of Directors approved the purchase by Cyprus Amax of three million shares of AGI's common stock at a price of $6.888 per share to repay approximately $21 million of the above indebtedness. This share purchase combined with the potential conversion of the $100 million line of credit into AGI common stock could increase Cyprus Amax's ownership of AGI's outstanding shares to slightly less than 50 percent.

Other

   Cyprus sold its 40 percent equity interest in the Bismark zinc mine in northern Mexico in March 1993.

                             COMPETITIVE CONDITIONS

   All of Cyprus Amax's products are sold in highly competitive markets. Marketing of Cyprus Amax's products is influenced by price, materials substitution, product quality, transportation costs, general economic conditions, imports, and competition in all markets. Cyprus Amax competes with numerous other coal, copper, molybdenum, lithium, gold, gas, and iron ore producers.

   Among factors that affect competition in Cyprus Amax's coal markets are coal quality, the cost levels of other coal producers, the cost of transportation, government regulations including the Clean Air Act Amendments of 1990, the time and expenditures required to develop new coal mines, taxes, the weather and the cost of alternative fuels. Sales of coal to utilities are affected by the demand for electricity. Coal prices are sensitive to caloric value (Btu) and sulfur content and to a particular user's quality requirements. Coal prices generally are less volatile than metals prices since coal typically is sold under long-term contracts at fixed prices subject to escalation, de-escalation, and renegotiation. In recent years an increasing amount of Cyprus Amax's coal has been sold in spot markets. With the acquisition of the Amax properties, exposure to the spot markets will be lessened due to a greater proportion of contract shipments from these properties.

   The copper, molybdenum, and gold markets generally are characterized by cyclical and volatile prices, little product differentiation and strong competition. Prices are influenced by production costs of domestic and foreign competitors, worldwide economic conditions, the world supply/demand balance, inventory levels, the United States dollar exchange rate, and other factors. Copper and molybdenum prices also are affected by the market for end-use products in, for example, the construction, automotive, durable goods, and steel industries.

   While the long-term demand for copper is growing, especially in less developed countries, it can be affected adversely by materials substitution, including aluminum, plastics and optical fibers. Copper is an internationally-traded commodity, and its price is determined in the terminal markets of two major metals exchanges--the Commodities Exchange, Inc. in New York City (COMEX) and the London Metal Exchange (LME). These prices broadly reflect the worldwide balance of copper supply and demand, but prices also are influenced by speculative activities. For the fourth consecutive year, average copper realizations declined due to sluggishness in world economies. In 1993 Western world refined copper production essentially was unchanged at approximately 9.9 million short tons, and copper consumption declined less than one percent to about 10 million short tons. The supply of copper in the world is determined largely by the development and production decisions of those entities controlling mines and reserves. Some major foreign producers have cost advantages resulting from higher ore grades, lower labor rates and less stringent environmental requirements.

   Molybdenum demand depends heavily on worldwide steel industry consumption. Beginning in 1990 steel industry demand for molybdenum softened. World molybdenum supply declined in 1991 and 1992 but remained above demand, resulting in prices declining to 20-year lows in late 1992 and early 1993. Molybdenum prices gradually increased through 1993 and into the first quarter of 1994 as demand strengthened. A substantial portion of molybdenum production is a by-product of copper mining, and by-product production is thus relatively insensitive to molybdenum price levels. Another important factor is overcapacity among the limited number of primary molybdenum producers.

   Competition in the sale of lithium products is based on price and quality. Cyprus Amax produces approximately 50 percent of the western countries' supply of lithium carbonate equivalents. Cyprus Amax has a number of western countries' competitors in the lithium marketplace, as well as competition from lithium products from China and the Commonwealth of Independent States (C.I.S.).

   Gold prices fluctuate and may be affected by numerous factors beyond Cyprus Amax's control, including expectations for inflation, the exchange rate of the United States dollar, global demand, political and economic conditions, and production costs in major gold producing regions, including South Africa and the C.I.S. Gold prices also are affected by worldwide production levels, which have increased in recent years, and by inventory sales by central banks of foreign countries. In addition, the price of gold sometimes is subject to rapid short-term changes because of speculative activities.

   Amax Oil and Gas markets its natural gas, oil and natural gas liquid production through a combination of long-term contracts and spot sales. All material long-term contracts are for the sale of natural gas and generally include a premium above spot market prices. In addition, the geographic diversity of their customer base insulates Amax Oil and Gas from a decline in demand from any single region. Amax Oil and Gas maintains a diversified customer base including a broad spectrum of utilities, manufacturing, co-generation, local distribution, and marketing companies.

   The North American iron ore market is characterized by cyclical prices, little product differentiation and strong competition. The majority of North American production is dedicated to steel companies through their joint venture ownership of iron ore operations. Prices are influenced by production costs of domestic and foreign competitors, worldwide economic conditions, and other factors including the demand for end use products by the automotive, construction, and other durable goods industries.

   Certain of Cyprus Amax's reserves, facilities, and markets are located in foreign countries. Such foreign reserves, facilities, and markets may be affected adversely by exchange controls, currency fluctuations, ownership limitations, expropriation, taxation, and laws or policies of particular countries, as well as the laws and policies of the United States affecting foreign trade, investment, and taxation.

                             ENVIRONMENTAL MATTERS

   Laws and regulations currently in force which do or may affect Cyprus Amax's domestic operations include the Federal Clean Water Act, the Clean Air Act of 1970 and Clean Air Amendments of 1990, the National Environmental Policy Act of 1969, the Solid Waste Disposal Act (including the Resource Conservation and Recovery Act of 1976), the Federal Surface Mining Control and Reclamation Act, the Toxic Substances Control Act, the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA), the environmental protection regulations of various governmental agencies (e.g., the Environmental Protection Agency regulations, the Bureau of Land Management surface management regulations, Forest Service regulations, and Department of Transportation regulations), laws and regulations with respect to permitting of land, and various state laws and regulations concerned with mining techniques, reclamation and remediation of mined lands and other properties, air and water pollution, and solid waste disposal. Similar laws and regulations do or may affect Cyprus Amax's overseas operations. Cyprus Amax expects to be able to comply with all existing environmental laws and regulations, and such regulation will require significant expenditures which increases Cyprus Amax's mine development and operating costs.

   Reference is made to additional information concerning environmental matters in "Management's Discussion, Environmental," on pages 35 and 36 of the 1993 Annual Report, and the Environment discussions located on page 25 of the 1993 Annual Report, which information is incorporated herein by reference.

Item 3.  Legal Proceedings

   Litigation is pending in the Indiana Supreme Court and in the Marion County Superior Court in Indiana and arbitration is pending relating to a 1990 notice from PSI Energy Inc. of its intent to arbitrate certain matters arising under its long-term coal sales contract concerning the Cyprus Amax Wabash mine. PSI Energy Inc. is seeking relief regarding the contract including price relief retroactive to January 1, 1988. While the nature and extent of the claims is not clear, Cyprus Amax will continue to defend its position with respect to the contract and has offsetting claims. While Cyprus Amax is not able to predict the outcome of this matter at this time, based upon facts currently known to it, Cyprus Amax believes it has reasonable defenses in this matter and does not believe that the ultimate resolution of this matter will have a material adverse effect on its financial condition.

   On November 8, 1993, Cyprus Amax was notified by the United States Department of Justice that it is under investigation for possible violations of the antitrust laws of the United States regarding its molybdenum business. While Cyprus Amax is unable to predict the outcome of this investigation, based upon facts currently known to it, the resolution of this matter is not expected to have a material adverse effect on Cyprus Amax's financial condition.

   At December 31, 1993, Cyprus Amax's long-term accrual for deferred closure, reclamation, and environmental remediation liabilities totalled approximately $358 million which included $254 million for future reclamation, $90 million for environmental remediation at Superfund and other sites, and $14 million for closure of discontinued or previously sold operations. Cyprus Amax's $254 million reclamation reserve is primarily for operating facilities. Reclamation is an ongoing activity and a cost associated with the Company's mining operations and Cyprus Amax accrues for closure and final reclamation liabilities on a life-of-mine basis. The coal reclamation reserve component largely is a result of reclamation obligations incurred for replacing soils and revegetation of mined areas as required by provisions and permits pursuant to the Surface Mining Control and Reclamation Act. The copper and other reclamation reserve component includes costs for site stabilization, cleanup, long-term monitoring, and water treatment costs as expected to be required largely by state laws and regulations as well as by sound environmental practice. Total reclamation costs for Cyprus Amax at the end of current mine lives are estimated at about $500-550 million.

Cyprus Amax or its subsidiaries has been advised by the Environmental Protection Agency ("EPA") and several State environmental agencies that it may be liable under the Comprehensive Environmental Response, Compensation and Liability Act or similar State laws and regulations ("Superfund"), for costs of responding to environmental conditions at a number of sites which have been or are being investigated by the EPA or state agencies to establish whether releases of hazardous substances have occurred and, if so, to develop and implement remedial actions. Cyprus Amax is named as a potentially responsible party ("PRP") or has received EPA requests for information for about 30 sites. The reserve of approximately $90 million at December 31, 1993, for Cyprus Amax's share of the estimated aggregate liability for the cost of remedial actions is based upon an evaluation of, among other factors, currently available facts, existing technology, currently enacted laws and regulations, its experience in remediation, other companies' cleanup experience, and its status as a PRP at each of the sites, as well as the ability of other PRPs to pay their allocated portions. The cost range of reasonably possible outcomes for sites where costs are estimable is from $60 million to $200 million and work on these sites is expected to be substantially completed within the next five years, subject to the inherent delays involved in the process. Cyprus Amax believes certain insurance policies partially cover these claims; however, some of the insurance carriers have denied responsibility and Cyprus Amax is litigating coverage. Further, Cyprus Amax believes that it has other potential claims for recovery from third parties, including the U.S. Government and other PRPs, as well as liability offsets through lower cost remedial solutions. Generally, neither insurance recoveries, nor other claims or offsets, have been recognized in the liabilities reported.

Item 4.  Submission of Matters to a Vote of Security Holders

   Cyprus Minerals Company and AMAX Inc. held special shareholder meetings on November 12, 1993, in New York to vote on the merger of AMAX Inc. into Cyprus Minerals Company and the transactions contemplated under the Agreement and Plan of Reorganization and Merger between Cyprus Minerals Company and AMAX Inc. ("Merger Agreement"). Cyprus shareholder approval was requested for the approval of the Merger Agreement, the issuance of Cyprus common stock and of shares of a newly-created series of Cyprus $4.00 Series A Convertible Preferred Stock to Amax shareholders in the merger, amendment to Cyprus' Certificate of Incorporation to create a new series of Cyprus $4.00 Series A Convertible Preferred Stock and to change the name of Cyprus to Cyprus Amax Minerals Company. Shareholders of Amax were asked to approve the spin-off of its aluminum company, Alumax Inc., in a tax-free distribution of all of the outstanding shares of Alumax common stock. In addition, Amax would distribute approximately 28 percent of Amax Gold, Inc. to Amax shareholders in the form of a taxable dividend. The merger and its contemplated transactions were approved by 77 percent of the Cyprus shareholders and 75 percent of the Amax shareholders. The vote of the Cyprus shareholders was 36,503,374 for the proposal, 967,916 against, with 548,347 abstentions.

Executive Officers of the Registrant

   Set forth below are the names, ages and titles of the executive officers of Cyprus Amax:


         Name                Age                    Office
         ----                ---                    ------
  Milton H. Ward              61  Co-Chairman, President, and Chief Executive
                                    Officer
  Donald P. Brown             48  President, Cyprus Amax Coal Company
  Jeffrey G. Clevenger        44  President, Cyprus Climax Metals Company
  Gerald J. Malys             49  Senior Vice President and Chief Financial
                                    Officer
  David H. Watkins            49  Senior Vice President, Exploration
  Philip C. Wolf              46  Senior Vice President, General Counsel, and
                                    Corporate Secretary
  Francis J. Kane             35  Vice President, Investor Relations and
                                    Treasurer
  Gerard H. Peppard           50  Vice President, Human Resources
  John Taraba                 45  Vice President and Controller

   Mr. Ward was elected Chairman of the Board, President and Chief Executive Officer on May 14, 1992, and was made Co-Chairman on November 15, 1993. Mr. Brown was elected to his current office on May 2, 1991, and Mr. Clevenger assumed his current position on January 27, 1993. Mr. Malys was elected Senior Vice President effective October 31, 1988, and Chief Financial Officer effective August 1, 1989. Mr. Watkins assumed his current office on February 1, 1994.
Mr. Wolf was elected to his current office on November 13, 1993. Mr. Kane assumed his current office on January 11, 1994. Mr. Peppard was elected to his current office on October 4, 1987. Mr. Taraba was elected to his current office on October 31, 1988.

   Messrs. Brown, Malys, Wolf, Peppard, and Taraba have been engaged full-time in the business of Cyprus and its subsidiaries for more than the past five years. Prior to joining Cyprus in May 1992, Mr. Ward had been President and Chief Operating Officer of Freeport-McMoRan Inc. and Chairman and Chief Executive Officer of Freeport-McMoRan Copper & Gold Inc. since 1984. Mr. Brown has occupied various management positions in Cyprus' coal operations since 1980. Mr. Clevenger held various management positions at Phelps Dodge Corporation since 1979. Mr. Malys was Vice President and Corporate Controller from 1985 to 1988, and Senior Vice President Financial and Information Services from 1988 to 1989, when he assumed his current position. Prior to joining Cyprus Amax in 1994, Mr. Watkins occupied various management positions at Minnova Inc. from 1977 until 1991 when he was elected President and Director. Mr. Watkins served as Vice President and Director at Metall Mining Corporation from 1991 until 1993. Mr. Wolf has been a member of Cyprus' law department since 1993 and previously served as chief legal officer from 1984 through 1987. Mr. Wolf had operating responsibility for Cyprus' talc, lithium, gold and iron ore operations during the period from 1987 until 1993 when he assumed his current position. Prior to joining Cyprus in 1994, Mr. Kane served as Associate Director, Relationship Officer for Bear, Stearns & Co. Inc. since 1990. From 1989 to 1990, Mr. Kane served as Manager of Capital Markets and Exposure Management for United Technologies Corporation. Mr. Peppard has held various management positions in Cyprus' human resources department since 1986. Mr. Taraba held various positions in Cyprus' financial departments from 1982 until 1988, when he assumed his current position.

   Each executive officer holds office subject to removal at any time by the Board of Directors of Cyprus Amax.

                                    PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
        Matters.

   Information required by this item is incorporated by reference from "Stock Market Information" on page 65 in the 1993 Annual Report.

The information required by Items 6 through 8 is incorporated by reference from the pages in the 1993 Annual Report set forth below.


                                                                Applicable Pages
                                                                     in 1993
                      Form 10-K Item Number                      Annual Report
                      ---------------------                     ----------------
Item 6.  Selected Financial Data................................       26-27

Item 7.  Management's Discussion and Analysis of Results of
         Operations and Financial Condition.....................       28-37

Item 8.  Financial Statements and Supplementary Data............       39-64
         a.  Quarterly Results..................................          61
         b.  Mineral Reserves and Selected Operating Statistics.          62
         c.  Supplemental Information on Petroleum and
             Natural Gas Activities.............................       63-64

Item 9.  Disagreements on Accounting and Financial Disclosure
         Not applicable.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

   The information required by this item appears in Part I of this Annual Report on Form 10-K and in Cyprus Amax's Proxy Statement for the 1994 Annual Meeting to be filed within 120 days after the end of the fiscal year.*

Item 11.  Executive Compensation

   The information required by this item appears in Cyprus Amax's Proxy Statement for the 1994 Annual Meeting to be filed within 120 days after the end of the fiscal year.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

   The information required by this item appears in Cyprus Amax's Proxy Statement for the 1994 Annual Meeting to be filed within 120 days after the end of the fiscal year.

Item 13.  Certain Relationships and Related Transactions

   The information required by this item appears in Cyprus Amax's Proxy Statement for the 1994 Annual Meeting to be filed within 120 days after the end of the fiscal year.

- ------------
* References in this Annual Report on Form 10-K to material contained in Cyprus Amax's Proxy Statement for the 1994 Annual Meeting to be filed within 120 days after the fiscal year incorporate such material into this Report by reference.

                                   PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

   (a)  The following financial statements are filed as part of this Report:

        1. Financial Statements included in the 1993 Annual Report and incorporated by reference:


                                                                   Pages in 1993
                                                                   Annual Report
                                                                   -------------
      Report of Independent Accountants...........................       38
      Consolidated Statement of Operations for each of the three
         years in the period ended December 31, 1993..............       39
      Consolidated Balance Sheet at December 31, 1993 and 1992....       40
      Consolidated Statement of Cash Flows for each of the
         three years in the period ended December 31, 1993........       41
      Consolidated Statement of Shareholders' Equity for each
         of the three years in the period ended December 31, 1993.       42
      Notes to Consolidated Financial Statements..................      43-60


  2.  Financial Statement Schedules:
                                                                   Pages in this
                                                                     Form 10-K
                                                                   -------------
      Report of Independent Accountants on Financial Statement
          Schedules        .......................................       29
      For the three years in the period ended December 31, 1993:
          Schedule II   --  Amounts Receivable from Related Parties
                            and Underwriters, Promoters, and
                            Employees Other than Related Parties..       33
          Schedule IV   --  Indebtedness of and to Related
                            Parties - Not Current.................       34
          Schedule V    --  Property, Plant, and Equipment........       35
          Schedule VI   --  Accumulated Depreciation, Depletion,
                            Amortization, and Write-Downs of
                            Property, Plant, and Equipment........       36
          Schedule VII  --  Guarantees of Securities of Other
                            Issuers...............................       37
          Schedule VIII --  Valuation and Qualifying Accounts and
                            Reserves..............................       38
          Schedule IX   --  Short-Term Borrowings.................       39
          Schedule X    --  Supplementary Income Statement
                            Information...........................       39

   With the exception of the aforementioned financial statements and schedules, and the information incorporated in Items 1 and 2 and Items 5 through 8, the 1993 Annual Report is not deemed to be filed as part of this Annual Report on Form 10-K. Schedules not included in this Form 10-K have been omitted because they are not applicable or the required information is shown in the financial statements in the 1993 Annual Report or notes thereto. Separate financial statements of 50 percent or less owned companies accounted for by the equity method have been omitted since, if considered in the aggregate, they would not constitute a significant subsidiary.

      3. The following exhibits are filed with this Annual Report on Form 10-K. The exhibit numbers correspond to the numbers assigned in Item 601 of Regulation S-K. The page numbers correspond to the numbers in the sequential numbering system (used only in the manually signed copies of this Annual Report on Form 10-K).

                                                                       Page in
                                                                      Sequential
 Exhibit                                                               Numbering
 Number                   Document                                      System
 -------                  --------                                    ----------
    2  Agreement and Plan of Reorganization and Merger
       between Cyprus Minerals Company and AMAX Inc.,
       incorporated by reference from Exhibit 1 to the
       Report on Form 8-K dated May 27, 1993.................               -

    3  (a)  Certificate of Incorporation, as amended
            through the date of signing of this Annual
            Report on Form 10-K, incorporated by reference
            from Exhibit 3(a) to the Annual Report on
            Form 10-K for the period ended December 31, 1989,
            and from Exhibit 3.1 to the Report on Form 8-K
            dated November 30, 1993..........................               -

            Certificate of Designations of Series A Junior
            Participating Preferred Stock, incorporated by
            reference from Exhibit 3(a) to the Annual Report
            on Form 10-K for the period ended December 31, 1988,
            and from Exhibit 7 to the Report on Form 8-A/A dated
            June 29, 1993....................................               -

       (b)  By-Laws, as amended through the date of signing
            of this Annual Report on Form 10-K, incorporated by
            reference from Exhibit 3(b) to the Annual Report on
            Form 10-K for the period ended December 31, 1991,
            and from Exhibit 3.2 to the Report on Form 8-K
            dated November 30, 1993..........................               -

    4  (a)  Form of Indenture between Cyprus Minerals Company
            and United States Trust Company, as Trustee
            (including form of the Notes), incorporated by
            reference from Exhibit 4(a) to the Registration
            Statement on Form S-3, File No. 33-33869.........               -

       (b)  Form of Indenture between Cyprus Minerals
            Company and Ameritrust Texas National Association,
            as Trustee (including form of the Debentures),
            incorporated by reference from Exhibit 4.1 to the
            Report on Form 8-K dated January 28, 1993........               -

       (c)  Rights Agreement between The Chase Manhattan
            Bank, N.A. and Cyprus Minerals Company, dated
            February 23, 1989, as amended through the date of
            signing of this Annual Report on Form 10-K,
            incorporated by reference from  Exhibit 2 to the
            Report on Form 8-K dated January 29, 1990; Exhibit
            4 to the Report on Form 8-K dated January 29, 1990;
            and from Exhibit 1 to the Report on Form 8-K dated
            June 29, 1993....................................               -

                                                                       Page in
                                                                      Sequential
 Exhibit                                                               Numbering
 Number                   Document                                      System
 -------                  --------                                    ----------
    4  (d)  Certificate of Adjustment dated as of January 22,
            1990, incorporated by reference from Exhibit 3 to the
            Report on Form 8-K dated January 29, 1990.............          -

   10 Material Contracts (except for director and executive contracts and compensatory plans and arrangements, includes only those contracts filed with this Annual Report on Form 10-K and does not include other contracts which previously have been filed by the registrant and which either remain to be performed in whole or in part at or after the filing of this Annual Report on Form 10-K, or were entered into not more than two years before the date of this Annual Report on Form 10-K).

       (a) Restorative retirement plans, as amended
           through the date of signing of the Annual Report
           on Form 10-K, incorporated by reference from
           Exhibit 10(c) to the Annual Report on Form 10-K
           for the period ended December 31, 1986; Exhibit
           10(c) to the Annual Report on Form 10-K for the
           period ended December 31, 1989; Exhibit 10(b) to
           the Annual Report on Form 10-K for the period
           ended December 31, 1990; and Exhibit 10(a) to the
           Annual Report on Form 10-K for the period ended
           December 31, 1992......................................          -

       (b) Full Retirement Benefit Plan for Certain
           Salaried Employees, as amended through the date
           of signing of the Annual Report on Form 10-K,
           incorporated by reference from Exhibit 10(c) to
           the Annual Report on Form 10-K for the period
           ended December 31, 1988; Exhibit 10(c) to the
           Annual Report on Form 10-K for the period ended
           December 31, 1989; Exhibit 10(b) to the Annual
           Report on Form 10-K for the period ended December
           31, 1990; and Exhibit 10(b) to the Annual report
           on Form 10-K for the period ended December 31,
           1992..................................................           -

       (c) Form of Employment Agreement between Cyprus Minerals
           Company and each of its executive officers,
           incorporated by reference from Exhibit 10(a) to
           the Report on Form 8-K dated February 23, 1990........           -

       (d) Cyprus Minerals Company Nonqualified Retirement
           Plan for Non-Employee Directors, incorporated by
           reference from Exhibit 10(c) to the Annual Report
           on Form 10-K for the period ended December 31,
           1990..................................................           -

                                                                       Page in
                                                                      Sequential
 Exhibit                                                               Numbering
 Number                   Document                                      System
 -------                  --------                                    ----------
   10  (e) Consulting Agreement dated February 15, 1991,
           between Calvin A. Campbell, Jr. and Cyprus
           Minerals Company, incorporated by reference from
           Exhibit 10(d) to the Annual Report on Form 10-K for
           the period ended December 31, 1990; and Exhibit
           10(e) to the Annual Report on Form 10-K for the
           period ended December 31, 1992........................           -

       (f) Amended and Restated Management Incentive Program
           of Cyprus Minerals Company and its Participating
           Subsidiaries, incorporated by reference to Exhibit 28
           to the Registration Statement on Form S-8, File
           No. 33-53794..........................................           -

       (g) Stock Plan for Non-Employee Directors of Cyprus
           Minerals Company, incorporated by reference to
           Exhibit 28 to the Report on Form 10-Q for the quarter
           ended September 30, 1992..............................           -

       (h) Amended and Restated Stock Option Plan of Cyprus
           Amax Minerals Company and its Participating
           Subsidiaries, incorporated by reference to Exhibit 99
           to the Registration Statement on Form S-8 dated
           November 12, 1993.....................................           -

       (i) Contracts regarding employment between Cyprus
           Minerals Company and certain executive officers.......           60

       (j) Change of Control Employment Agreements between
           Cyprus Amax Minerals Company and certain executive
           officers..............................................           77

       (k) Cyprus Amax Minerals Company 1994 Bonus Incentive
           Program...............................................           91

       (l) 1994 Management Incentive Program of Cyprus Amax
           Minerals Company and its Participating Subsidiaries
           for Non-officer Key Employees.........................           94

       (m) Cyprus Amax Minerals Company Executive Officer
           Separation Policy.....................................          100

   11  Statement re computation of per share earnings............          104

   13  1993 Annual Report to Shareholders........................          106

   21  Subsidiaries of the registrant............................          181

   23  Consent of Price Waterhouse...............................          185

   99  Financial Statements comprising the Annual Report of the
       Cyprus Amax Minerals Company Savings Plan and Trust.......           *

- ------------

* To be filed by amendment within 180 days of the plan's fiscal year end, in accordance with Rule 15d-21.

  (b) The following 8-K's were filed during the last quarter of the period covered by this Report on Form 10-K:

      A current report on Form 8-K dated October 26, 1993, reporting the first amendment to the Competitive Advance and Revolving Credit Facility Agreement was filed on October 27, 1993. A current report on Form 8-K dated October 26, 1993, reporting the issuance of $250,000,000 aggregate principal amount of 6 percent Notes due October 15, 2005, was filed on October 27, 1993. A current report on Form 8-K dated November 9, 1993, reporting the termination by the Justice Department of the waiting period for the Cyprus Amax merger was filed on November 9, 1993. A current report on Form 8-K dated November 30, 1993, reporting the amendments to Cyprus' Certificate of Incorporation and By-laws was filed on November 30, 1993.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 23rd day of March 1994.

                                 Cyprus Amax Minerals Company
                                 (Registrant)

                                 By   /s/  Gerald J. Malys
                                   ---------------------------------
                                            Gerald J. Malys
                                    Senior Vice President and Chief
                                          Financial Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 23rd, 1994.

         Signatures                           Titles
         ----------                           ------

/s/  Milton H. Ward           Co-Chairman of the Board, Director, President, and
- -----------------------------   Chief Executive Officer
     Milton H. Ward

/s/  Allen Born               Co-Chairman of the Board and Director
- -----------------------------
     Allen Born

/s/  Gerald J. Malys          Senior Vice President and Chief Financial
- -----------------------------   Officer (Principal Financial Officer)
     Gerald J. Malys

/s/  John Taraba              Vice President and Controller (Principal
- -----------------------------   Accounting Officer)
     John Taraba

/s/  Linda G. Alvarado        Director
- -----------------------------
     Linda G. Alvarado

/s/  George S. Ansell         Director
- -----------------------------
     George S. Ansell

/s/  William C. Bousquette    Director
- -----------------------------
     William C. Bousquette

/s/  Calvin A. Campbell, Jr.  Director
- -----------------------------
     Calvin A. Campbell, Jr.

/s/  Thomas V. Falkie         Director
- -----------------------------
     Thomas V. Falkie

/s/  Ann Maynard Gray         Director
- -----------------------------
     Ann Maynard Gray

/s/  James C. Huntington, Jr. Director
- -----------------------------
     James C. Huntington, Jr.

/s/  Michael A. Morphy        Director
- -----------------------------
     Michael A. Morphy

/s/  Rockwell A. Schnabel     Director
- -----------------------------
     Rockwell A. Schnabel

/s/  Theodore M. Solso        Director
- -----------------------------
     Theodore M. Solso

/s/  John Hoyt Stookey        Director
- -----------------------------
     John Hoyt Stookey

/s/  James A. Todd, Jr.       Director
- -----------------------------
     James A. Todd, Jr.

/s/  Billie B. Turner         Director
- -----------------------------
     Billie B. Turner

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                         FINANCIAL STATEMENT SCHEDULES

To the Board of Directors and Shareholders of Cyprus Amax Minerals Company:

   Our audits of the consolidated financial statements referred to in our report dated March 1, 1994, appearing on page 38 of the 1993 Annual Report to Shareholders of Cyprus Amax Minerals Company (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedules listed in Item 14(a) of this Form 10-K. In our opinion, these Financial Statement Schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



PRICE WATERHOUSE

Denver, Colorado
March 1, 1994

                                   APPENDIX A

                       ADDITIONAL INFORMATION CONCERNING
                      CYPRUS AMAX'S OIL AND GAS OPERATIONS
                                  (Unaudited)

   Introduction. Data presented in the tables below reflect the merger of Amax into Cyprus on November 15, 1993. Prior to November 15, 1993, Amax Energy Inc. was the holding company for Amax Oil & Gas Inc. In the first quarter 1994, Cyprus Amax reached an agreement with Union Pacific Resources Company, a subsidiary of Union Pacific Corporation, to sell all of its stock of Amax Oil & Gas, Inc. The sale, which has an effective date of September 30, 1993, is expected to close by March 31, 1994.

   Reserve Data.   The following table sets forth the estimated quantities of
Cyprus Amax's net proved reserves of crude oil, natural gas and natural gas liquids as of December 31, 1993.

                                                                  Natural Gas
                                Crude Oil        Natural Gas        Liquids
                              (Thousands of     (Millions of     (Thousands of
                                 barrels)        cubic feet)        barrels)
                             ----------------  ---------------  ----------------
Proved Developed Reserves               7,172          375,970            29,830
Proved Undeveloped Reserves               580           48,186             4,380
                                        -----          -------            ------
  Total Proved Reserves                 7,752          424,156            34,210
                                        =====          =======            ======

   No major discovery or other favorable or adverse event has occurred since December 31, 1993, which would cause a significant change in estimated proved reserve data. No estimates of Cyprus Amax's total net proved oil and gas reserves have been filed with or included in reports to any federal authority or agency other than the Securities and Exchange Commission since January 1, 1993.

   Proved oil and gas reserves are the estimated quantities of crude oil, natural gas, condensate, and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed oil and gas reserves are reserves that can be expected to be recovered through existing wells with existing equipment and operating methods. Proved undeveloped oil and gas reserves are reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion. Estimated net proved reserves of crude oil and natural gas reported herein are stated in terms of Cyprus Amax's net interest, after reduction for royalties and other economic interests owned by others.

   Average Sales Price and Average Production Costs. The following table sets forth Cyprus Amax's average sales prices per unit of crude oil, natural gas and natural gas liquids for the period November 15 through December 31, 1993.


  Crude Oil (per barrel) /(1)(2)(3)/.....................  $13.52
  Natural Gas (per thousand cubic feet ("MCF") /(2)(3)/..  $ 2.15
  Natural Gas Liquids (per barrel) /(2)/.................  $ 9.67

/(1)/ Includes condensate
/(2)/ See "Governmental Regulations" under "Other Minerals--Oil and Gas" /(3)/ Includes hedging activity

   The following table sets forth Cyprus Amax's average production costs per equivalent barrel of crude oil and per equivalent thousand cubic feet of natural gas for the period November 15 through December 31, 1993. Production costs include lifting costs and severance taxes but do not include foreign or domestic income taxes, depreciation, depletion and amortization of capitalized acquisitions, exploration and development, interest, general administrative, overhead allocation or other expenses.


           Per equivalent              Per equivalent
      Barrel of Crude Oil /(1)/     MCF of Natural Gas /(2)/
      -------------------------     ------------------------

               $ 4.03                        $.67

/(1)/ Natural gas amounts have been converted to equivalent barrels of crude oil based on relative energy content.
/(2)/ Crude oil amounts, including condensate and natural gas liquids, have been converted to equivalent thousand cubic feet of natural gas based on relative energy content.

      Production Data. The net quantities of crude oil, natural gas and natural gas liquids production attributable to Cyprus Amax's interests for the period November 15 through December 31, 1993 were as follows:

      Crude Oil Production (thousands of barrels).....................    207
      Natural Gas Production (millions of cubic feet).................  6,758
      Natural Gas Liquids Production (thousands of barrels) /(1)/.....    258

/(1)/ Includes production of 211 (thousands of barrels) from Cyprus Amax's ownership interests in gas processing plants.

      Gross and Net Productive Wells. The table below sets forth Cyprus Amax's gross and net productive wells as of December 31, 1993.


                       Oil Wells              Gas Wells
                  -------------------    -------------------
                  Gross/(1)/   Net/(2)/  Gross/(1)/ Net/(2)/
                  ----------   --------  ---------- --------
                     636       203.35     2,376     1,200.10

/(1)/ A "gross well" is a well in which a working interest is owned. The number of gross wells is the total number of wells in which a working interest is owned.
/(2)/ A "net well" is deemed to exist when the sum of fractional ownership working interest in gross wells equals one. The number of net wells is the sum of the fractional working interests owned in gross wells expressed as whole numbers and fractions thereof.

      Wells in Process of Drilling. At December 31, 1993, there were 6 gross (4.4 net) wells in the process of drilling in which Cyprus Amax had an interest.

      Productive and Dry Wells Drilled. The following table sets forth the number of gross and net productive and dry exploratory and development wells drilled for the period November 15 through December 31, 1993.

                                              Gross  Net
                                              -----  ---
      Productive Exploratory Wells Drilled..      0    0
      Dry Exploratory Wells Drilled.........      0    0
      Productive Development Wells Drilled..      4  2.6
      Dry Development Wells Drilled.........      2   .6

      Acreage Data. Undeveloped acreage in which Cyprus Amax held interests at December 31, 1993 included fee mineral interests, acres held under oil and gas leases and overriding royalty interests. Developed acreage, on which there is oil and gas production in which Cyprus Amax had interests at December 31, 1993, included fee mineral interests, acreage held under oil and gas leases and overriding royalty interests. The developed and undeveloped acreage is summarized as follows:

                                Gross Acres  Net Acres
                                -----------  ---------

      Developed Acres/(1)/....    1,483,371    404,746
      Undeveloped Acres/(2)/..    2,580,401    719,429
                                  ---------  ---------

      Total...................    4,063,772  1,124,175
                                  =========  =========

/(1)/ Developed acreage is that spaced or assignable to productive wells. /(2)/ Undeveloped acreage is acreage on which wells have not been drilled or completed to the point which would permit the production of commercial quantities of oil and gas, regardless of whether such acreage contains proved reserves.

The remaining terms of oil and gas leases in which Cyprus Amax has an interest range from one to five years. In general, leases have a primary term of three years and are subject to possible extension by development and production.

                                  SCHEDULE II
                 CYPRUS AMAX MINERALS COMPANY AND SUBSIDIARIES
           AMOUNTS RECEIVABLE FROM RELATED PARTIES AND UNDERWRITERS,
              PROMOTERS, AND EMPLOYEES OTHER THAN RELATED PARTIES
                         For the Year Ended December 31
                             (Thousands of Dollars)


                                                                                 Balance at
                                                         Deductions              End of Year
                       Balance at                        ----------              -----------
                       Beginning                     Amounts      Amounts                   Not
 Name of Debtor/(1)/   of Year     Additions       Collected    Written Off    Current    Current
- ---------------------  ----------  ------------     ----------  -----------  -----------  -------
1993
  Alumax Inc. ...      $        -  $     38,200/2/  $        -  $         -  $    38,200  $     -
                       ==========  ============     ==========  ===========  ===========  =======
1992                   $        -  $          -     $        -  $         -  $         -  $     -
                       ==========  ============     ==========  ===========  ===========  =======
1991                   $        -  $          -     $        -  $         -  $         -  $     -
                       ==========  ============     ==========  ===========  ===========  =======

/(1)/  Descriptions
       ------------
       Alumax Inc.    Represents amounts due under a tax disaffiliation
                      agreement which requires Alumax to pay or reimburse
                      Cyprus Amax for tax obligations arising from certain transactions within Alumax prior to spin-off.

/(2)/  Resulted from the merger.

                                  SCHEDULE IV
                 CYPRUS AMAX MINERALS COMPANY AND SUBSIDIARIES
             INDEBTEDNESS OF AND TO RELATED PARTIES -- NOT CURRENT
                         For the Year Ended December 31
                             (Thousands of Dollars)



                           Balance at        Indebtedness of
                           Beginning     -----------------------  Balance at
   Name of Person/(1)/     of Year      Additions   Deductions   End of Year
- ----------------------  ---------------  ----------  -----------  -----------
1993
  Loan to Savings Plan    $80,423         $     -      $(5,401)      $75,022
  Amax Gold Inc./2/       $     -         $25,920      $(1,176)      $24,744
  Oakbridge Limited       $     -         $13,832      $     -       $13,832
                          =======         =======      =======       =======
1992
  Loan to Savings Plan    $86,335         $     -      $(5,912)      $80,423
                          =======         =======      =======       =======

1991
  Loan to Savings Plan    $93,038         $     -      $(6,703)      $86,335
                          =======         =======      =======       =======



/(1)/  Descriptions
       ------------

       Loan to Savings Plan Loan outstanding under a promissory note payable.
                            The loan to the Savings Plan bears interest at 9 3/4 percent per annum and is serviced by Cyprus' contributions to the Savings Plan and dividends paid on the Cyprus common shares purchased with the proceeds of the loan. The minimum contribution to the Savings Plan by Cyprus must be sufficient to amortize the loan to the Plan over a 20-year term as provided in the promissory note. The loan to the Savings Plan is recorded as a reduction of Shareholders' Equity.

       Amax Gold Inc.       Loans outstanding under a demand promissory note
                            payable. Interest payable at the Federal Funds Rate plus 3/16 percent. In February 1994 approval was granted for Cyprus Amax to purchase Amax Gold common stock at $6.888 per share to repay approximately $21 million of the above indebtedness.

       Oakbridge Limited    Subordinated loans outstanding due June 28, 1996.
                            Interest payable at the average daily bank bill buying rate rounded to the nearest 1/16 percent plus one percent payable in arrears.

/(2)/  Resulted from the merger.

                                   SCHEDULE V
                 CYPRUS AMAX MINERALS COMPANY AND SUBSIDIARIES
                      PROPERTY, PLANT, AND EQUIPMENT/(1)/
                         For the Year Ended December 31
                             (Thousands of Dollars)

                        Balance at             Acquisitions                                  Other
                        Beginning    Additions    and       Sales and                       Changes        Balance at
   Classification        of Year     at Cost    Mergers    Retirements   Divestitures    Add(Deduct)/(2)/  End of Year
   --------------      ------------  --------  ----------  ------------  -------------   ----------------  -----------
1993
  Coal.................  $  904,350  $ 65,210  $1,904,015     $(19,529)     $       -            $  (858)   $2,853,188
  Copper...............   1,492,115   189,631     747,554      (29,788)      (453,201)             6,318     1,952,629
  Other Minerals.......     362,654    20,336     656,059      (18,593)      (120,544)             3,879       903,791
  Corporate and Other..      17,253     1,574         500       (2,598)        (6,214)               (23)       10,492
                         ----------  --------  ----------     --------      ---------            -------    ----------
  Total................  $2,776,372  $276,751  $3,308,128     $(70,508)     $(579,959)           $ 9,316    $5,720,100
                         ==========  ========  ==========     ========      =========            =======    ==========
1992
  Coal.................  $  881,925  $ 23,317  $        -     $   (920)     $       -            $    28    $  904,350
  Copper...............   1,410,315    95,332           -       (9,523)        (6,428)             2,419     1,492,115
  Other Minerals.......     462,410    30,348           -       (1,402)      (130,151)             1,449       362,654
  Corporate and Other..      18,908       263           -         (119)             -             (1,799)       17,253
                         ----------  --------  ----------     --------      ---------            -------    ----------
  Total................  $2,773,558  $149,260  $        -     $(11,964)     $(136,579)           $ 2,097    $2,776,372
                         ==========  ========  ==========     ========      =========            =======    ==========
1991
Coal.................    $  869,040  $ 22,032  $        -     $(24,727)     $       -            $15,580    $  881,925
Copper...............     1,319,505   104,878           -      (12,385)             -             (1,683)    1,410,315
Other Minerals.......       403,165    61,790           -       (3,676)             -              1,131       462,410
Corporate and Other..        17,629     1,653           -          (63)             -               (311)       18,908
                         ----------  --------  ----------     --------      ---------            -------    ----------
    Total............    $2,609,339  $190,353  $        -     $(40,851)     $       -            $14,717    $2,773,558
                         ==========  ========  ==========     ========      =========            =======    ==========

- ------------
/(1)/ Property acquisition costs, intangible mine development costs and certain tangible assets which are expected to be in service for the life of the mine are amortized on the unit-of-production basis. Mobile mining equipment and most other assets are depreciated on a straight-line basis.
/(2)/ Other changes are due mainly to the balance sheet reclassifications and intercompany transfers.

                                  SCHEDULE VI
                 CYPRUS AMAX MINERALS COMPANY AND SUBSIDIARIES
               ACCUMULATED DEPRECIATION, DEPLETION, AMORTIZATION,
               AND WRITE-DOWNS OF PROPERTY, PLANT, AND EQUIPMENT
                         For the Year Ended December 31
                             (Thousands of Dollars)


                          Balance at Charged to                                   Other
                          Beginning  Costs and   Sales and                       Changes        Balance at
   Classification         of Year    Expenses   Retirements   Divestitures   Add(Deduct)/(1)/   End of Year
- ---------------------    ----------  ---------  ------------  -------------  -----------------  -----------
1993
  Coal.................  $  676,853   $ 54,606     $(17,382)     $       -           $   (386)   $  713,691
  Copper...............     973,689     54,980      (19,141)      (433,823)            (4,056)      571,649
  Other Minerals.......     142,236     24,620      (17,579)       (50,891)              (546)       97,840
  Corporate and Other..       8,880        517       (2,471)        (3,760)               (14)        3,152
                         ----------   --------  -----------   ------------   ----------------    ----------
  Total................  $1,801,658   $134,723     $(56,573)     $(488,474)          $ (5,002)   $1,386,332
                         ==========   ========  ===========   ============   ================    ==========
1992
  Coal.................  $  368,789   $ 34,374     $   (560)     $       -           $274,250    $  676,853
  Copper...............     912,329     51,443       (7,026)        (5,869)            22,812       973,689
  Other Minerals.......     154,485     33,914         (714)       (86,176)            40,727       142,236
  Corporate and Other..       7,549        717         (119)             -                733         8,880
                         ----------   --------  -----------   ------------   ----------------    ----------
  Total................  $1,443,152   $120,448     $ (8,419)     $ (92,045)          $338,522    $1,801,658
                         ==========   ========  ===========   ============   ================    ==========
1991
  Coal.................  $  337,293   $ 37,799     $(21,899)     $       -           $ 15,596    $  368,789
  Copper...............     883,116     41,023      (10,370)             -             (1,440)      912,329
  Other Minerals.......      99,024     32,721       (2,653)             -             25,393       154,485
  Corporate and Other..       7,046        796          (54)             -               (239)        7,549
                         ----------   --------  -----------   ------------   ----------------    ----------
  Total................  $1,326,479   $112,339     $(34,976)     $       -           $ 39,310    $1,443,152
                         ==========   ========  ===========   ============   ================    ==========

Reconciliation to depreciation, depletion, and amortization:

                                                  1993       1992       1991
                                                ---------  ---------  ---------

Total Charged to Costs and Expenses (shown
 above)                                         $134,723   $120,448   $112,339
Amortization of other assets                      10,151      7,262      7,065
                                                --------   --------   --------
    Total shown in Consolidated Statement of
     Operations                                 $144,874   $127,710   $119,404
                                                ========   ========   ========

Reconciliation to write-downs and other
 changes:
                                                  1993       1992       1991
                                                --------   --------   --------

Total Other Changes (shown above)               $ (5,002)  $338,522   $ 39,310
Write-downs recorded to non-PP&E accounts              -     80,675     11,388
Reclassifications and other                        5,002     (8,831)   (15,698)
                                                --------   --------   --------
    Total write-downs in Consolidated Statement
     of Operations                              $      -   $410,366   $ 35,000
                                                ========   ========   ========

- ------------
/(1)/ Other Changes include balance sheet reclassifications, intercompany transfers and write-downs of certain assets in 1992 and 1991.

                                  SCHEDULE VII
                 CYPRUS AMAX MINERALS COMPANY AND SUBSIDIARIES
                   GUARANTEES OF SECURITIES OF OTHER ISSUERS
                         For the Year Ended December 31
                             (Thousands of Dollars)

                                                                                                      Nature of
                                                                                                     any Default
                                                                                                      by Issuer
                                                                                                    of Securities
                                                                                                      Guaranteed
                 Name                                                                                in Principal,
               of Issuer                                         Amount      Amount                    Interest,
             of Securities           Title                      Owned by       in                    Sinking Fund
             Guaranteed by          of Issue       Total        Person or   Treasury                      or
              Person for             of each       Amount        Persons       of                     Redemption
                which                Class of    Guaranteed     for which   Issuer of                 Provisions,
             Statement is           Securities      and         Statement   Securities    Nature of    or Payment
                Filed               Guaranteed   Outstanding     is Filed   Guaranteed    Guarantee   of Dividends
             -------------          ----------   -----------   ------------  ---------  ------------  -----------
1.  Tonopah Mineral Resources         Bridge       $15,000           -           -          Loan            -
    Limited Liability Company          Loan
    and
    Thompson Creek Mining
    Company

2.  Oakbridge Limited/(1)/          Multi-Option   $18,045           -           -          Loan            -
                                      Facility
                                      Agreement

- ------------
/(1)/ Oakbridge Limited - Short-term loan (6 months) from ABN AMRO Australia
      Limited to Oakbridge. Final loan repayment occurred on February 9, 1994 and the guarantee subsequently was cancelled.

                                 SCHEDULE VIII
                 CYPRUS AMAX MINERALS COMPANY AND SUBSIDIARIES
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                         For the Year Ended December 31
                             (Thousands of Dollars)

                                                             Additions
                                                      ------------------------
                                                         Charged      Charged
                                          Balance at       to           to                       Balance at
                                          Beginning     Costs and      Other                       End of
Material and Supplies Inventory            of Year      Expenses     Accounts     Deductions        Year
- -------------------------------           ----------  -------------  ---------  ---------------  ----------
1993
  Deducted from asset accounts:
    Reserve for material and supplies
       inventory .....................      $33,015      $ 1,439       $ (236)     $(13,508)/(1)/   $20,710
                                            =======      =======       ======      ========         =======
1992
  Deducted from asset accounts:
    Reserve for material and supplies
       inventory .....................      $23,219      $14,049/(2)/  $   75      $ (4,328)        $33,015
                                            =======      =======       ======      ========         =======
1991
  Deducted from asset accounts:
    Reserve for material and supplies
       inventory ....................       $21,698      $ 3,589       $ (299)     $ (1,769)        $23,219
                                            =======      =======       ======      ========         =======

Doubtful Accounts and Notes Receivable
- ----------------------------------------
1993
  Deducted from asset accounts:
    Reserve for doubtful accounts and
       notes receivable-current             $ 2,274      $    71       $  177      $   (775)        $ 1,747
    Reserve for doubtful accounts and
       notes receivable-noncurrent            4,651            -        3,650        (3,069)          5,232
                                            -------      -------       ------      --------         -------
        Total........................       $ 6,925      $    71       $3,827      $ (3,844)        $ 6,979
                                            =======      =======       ======      ========         =======
1992
  Deducted from asset accounts:
    Reserve for doubtful accounts and
       notes receivable-current             $ 2,358      $   342       $  793      $ (1,219)        $ 2,274
    Reserve for doubtful accounts and
       notes receivable-noncurrent           16,464        2,558          571       (14,942)/(3)/     4,651
                                            -------      -------       ------      --------         -------
        Total........................       $18,822      $ 2,900       $1,364      $(16,161)        $ 6,925
                                            =======      =======       ======      ========         =======
1991
  Deducted from asset accounts:
    Reserve for doubtful accounts and
       notes receivable-current             $ 5,829      $ 3,248       $   33      $ (6,752)/(4)/   $ 2,358
    Reserve for doubtful accounts and
       notes receivable-noncurrent           11,606        4,471           27           360          16,464
                                            -------      -------       ------      --------         -------
        Total.........................      $17,435      $ 7,719       $   60      $ (6,392)        $18,822
                                            =======      =======       ======      ========         =======
 ------------

/(1)/ Amount includes the elimination of reserves for operations sold or shut down, $4,417; remainder represents deductions for transfers, usage, returns, and obsolescence due to the M&S inventory reduction program.
/(2)/ Amount primarily represents increased reserve for obsolescence, $12,100. /(3)/ Amount primarily represents the write-off of LTV receivables.
/(4)/ Amount primarily represents collection of loan from a joint venture partner, $3,654.

                                  SCHEDULE IX
                 CYPRUS AMAX MINERALS COMPANY AND SUBSIDIARIES
                             SHORT-TERM BORROWINGS
                         For the Year Ended December 31
                             (Thousands of Dollars)

                                                 Maximum
                                                  Amount        Average     Weighted
                                    Weighted   Outstanding      Amount       Average
                       Balance at    Average   at Month end   Outstanding  Interest Rate
 Category of Aggregate   End of     Interest    During the    During the    During the
 Short-Term Borrowings    Year        Rate        Period      Period/(1)/   Period/(2)/
- -----------------------  -------  ------------  -----------  -------------  ------------
December 31, 1993:
  Bank borrowings......    --            N/A        --            --             N/A
December 31, 1992:
  Bank borrowings......    --            N/A      $55,000       $10,417         4.46%
December 31, 1991:
  Bank borrowings......    --            N/A        --             --            N/A

- --------------
/(1)/ The average amount outstanding during the year was computed by dividing the sum of month end outstanding principal balances by twelve.

/(2)/ Weighted average interest rate during the year was computed by dividing total interest on short-term borrowings by the average outstanding short-term principal balance during the year.



                                   SCHEDULE X
                 CYPRUS AMAX MINERALS COMPANY AND SUBSIDIARIES
                   SUPPLEMENTARY INCOME STATEMENT INFORMATION
                         For the Year Ended December 31
                             (Thousands of Dollars)


                                      1993      1992      1991
                                    --------  --------  --------
Charged to costs and expenses:
  Maintenance and repairs.........  $258,221  $248,054  $259,373
  Severance and production taxes..  $ 49,923  $ 43,575  $ 40,285
  Property taxes..................  $ 21,225  $ 21,154  $ 19,581

                               INDEX TO EXHIBITS

                                                                        Page in
                                                                      Sequential
Exhibit                                                                Numbering
Number                            Document                              System
- -------                           --------                            ----------
  2      Agreement and Plan of Reorganization and Merger between
         Cyprus Minerals Company and AMAX Inc., incorporated by
         reference from Exhibit 1 to the Report on Form 8-K dated
         May 27, 1993...............................................       -

  3      (a)  Certificate of Incorporation, as amended through the
              date of signing of this Annual Report on Form 10-K,
              incorporated by reference from Exhibit 3(a) to the
              Annual Report on Form 10-K for the period ended
              December 31, 1989, and from Exhibit 3.1 to the Report
              on Form 8-K dated November 30, 1993...................       -

              Certificate of Designations of Series A Junior
              Participating Preferred Stock, incorporated by
              reference from Exhibit 3(a) to the Annual Report on
              Form 10-K for the period ended December 31, 1988, and
              from Exhibit 7 to the Report on Form 8-A/A dated June
              29, 1993..............................................       -

         (b)  By-Laws, as amended through the date of signing of
              this Annual Report on Form 10-K, incorporated by
              reference from Exhibit 3(b) to the Annual Report on
              Form 10-K for the period ended December 31, 1991, and
              from Exhibit 3.2 to the Report on Form 8-K dated
              November 30, 1993.....................................       -

  4      (a)  Form of Indenture between Cyprus Minerals Company
              and United States Trust Company, as Trustee
              (including form of the Notes), incorporated by
              reference from Exhibit 4(a) to the Registration
              Statement on Form S-3, File No. 33-33869..............       -

         (b)  Form of Indenture between Cyprus Minerals Company and
              Ameritrust Texas National Association, as Trustee
              (including form of the Debentures), incorporated by
              reference from Exhibit 4.1 to the Report on Form 8-K
              dated January 28, 1993................................       -

         (c)  Rights Agreement between The Chase Manhattan Bank,
              N.A. and Cyprus Minerals Company, dated February 23,
              1989, as amended through the date of signing of this
              Annual Report on Form 10-K, incorporated by reference
              from  Exhibit 2 to the Report on Form 8-K dated
              January 29, 1990; Exhibit 4 to the Report on Form 8-K
              dated January 29, 1990; and from Exhibit 1 to the
              Report on Form 8-K dated June 29, 1993................       -

                                                                        Page in
                                                                      Sequential
Exhibit                                                                Numbering
Number                            Document                              System
- -------                           --------                            ----------
  4      (d)  Certificate of Adjustment dated as of January 22,
              1990, incorporated by reference from Exhibit 3 to
              the Report on Form 8-K dated January 29, 1990.........       -

 10 Material Contracts (except for director and executive contracts and compensatory plans and arrangements, includes only those contracts filed with this Annual
         Report on Form 10-K and does not include other contracts which previously have been filed by the registrant and which either remain to be performed in whole or in part at or after the filing of this Annual Report on Form 10-K, or were entered into not more than two years before the date of this Annual Report on Form 10-K).

         (a)  Restorative retirement plans, as amended through
              the date of signing of the Annual Report on Form
              10-K, incorporated by reference from Exhibit 10(c)
              to the Annual Report on Form 10-K for the period
              ended December 31, 1986; Exhibit 10(c) to the
              Annual Report on Form 10-K for the period ended
              December 31, 1989; Exhibit 10(b) to the Annual
              Report on Form 10-K for the period ended December
              31, 1990; and Exhibit 10(a) to the Annual Report
              on Form 10-K for the period ended December 31, 1992...       -

         (b)  Full Retirement Benefit Plan for Certain Salaried
              Employees, as amended through the date of signing
              of the Annual Report on Form 10-K, incorporated by
              reference from Exhibit 10(c) to the Annual Report on
              Form 10-K for the period ended December 31, 1988;
              Exhibit 10(c) to the Annual Report on Form 10-K for
              the period ended December 31, 1989; and Exhibit 10(b)
              to the Annual Report on Form 10-K for the period
              ended December 31, 1990; and Exhibit 10(b) to the
              Annual Report on Form 10-K for the period ended
              December 31, 1992.....................................       -

         (c)  Form of Employment Agreement between Cyprus Minerals
              Company and each of its executive officers,
              incorporated by reference from Exhibit 10(a) to the
              Report on Form 8-K dated February 23, 1990;...........       -

         (d)  Cyprus Minerals Company Nonqualified Retirement Plan
              for Non-Employee Directors, incorporated by reference
              from Exhibit 10(c) to the Annual Report on Form 10-K
              for the period ended December 31, 1990................       -

                                                                        Page in
                                                                      Sequential
Exhibit                                                                Numbering
Number                            Document                              System
- -------                           --------                            ----------
 10      (e)  Consulting Agreement dated February 15, 1991,
              between Calvin A. Campbell, Jr. and Cyprus Minerals
              Company, incorporated by reference from Exhibit 10(d)
              to the Annual Report on Form 10-K for the period ended
              December 31, 1990; and Exhibit 10(e) to the Annual
              Report on Form 10-K for the period ended December 31,
              1992..................................................       -

         (f)  Amended and Restated Management Incentive Program of
              Cyprus Minerals Company and its Participating
              Subsidiaries, incorporated by reference to Exhibit 28
              to the Registration Statement on Form S-8, File No.
              33-53794..............................................       -

         (g)  Stock Plan for Non-Employee Directors of Cyprus
              Minerals Company, incorporated by reference to Exhibit
              28 to the Report on Form 10-Q for the quarter ended
              September 30, 1992....................................       -

         (h)  Amended and Restated Stock Option Plan of Cyprus Amax
              Minerals Company and its Participating Subsidiaries,
              incorporated by reference to Exhibit 99 to the
              Registration Statement on Form S-8 dated November 12,
              1993..................................................       -

         (i)  Contracts regarding employment between Cyprus Minerals
              Company and certain executive officers................       60

         (j)  Change of Control Employment Agreements between Cyprus
              Amax Minerals Company and certain executive officers..       77

         (k)  Cyprus Amax Minerals Company 1994 Bonus Incentive
              Program...............................................       91

         (l)  1994 Management Incentive Program of Cyprus Amax
              Minerals Company and its Participating Subsidiaries
              for Non-officer Key Employees.........................       94

         (m)  Cyprus Amax Minerals Company Executive Officer
              Separation Policy.....................................      100

 11      Statement re computation of per share earnings.............      104

 13      1993 Annual Report to Shareholders.........................      106

 21      Subsidiaries of the registrant.............................      181

 23      Consent of Price Waterhouse................................      185

 99      Financial Statements comprising the Annual Report of the
         Cyprus Amax Minerals Company Savings Plan and Trust........       *

- ------------
* To be filed by amendment within 180 days of the plan's fiscal year end, in accordance with Rule 15d-21.

   (b) The following 8-K's were filed during the last quarter of the period covered by this Report on Form 10-K:

       A current report on Form 8-K dated October 26, 1993, reporting the first amendment to the Competitive Advance and Revolving Credit Facility Agreement was filed on October 27, 1993. A current report on Form 8-K dated October 26, 1993, reporting the issuance of $250,000,000 aggregate principal amount of 6 5/8 percent Notes due October 15, 2005, was filed on October 27, 1993. A current report on Form 8-K dated November 9, 1993, reporting the termination by the Justice Department of the waiting period for the Cyprus Amax merger was filed on November 9, 1993. A current report on Form 8-K dated November 30, 1993, reporting the amendments to Cyprus' Certificate of Incorporation and By-laws was filed on November 30, 1993.