Form 10-Q
period 1994-03-31
CYPRUS AMAX MINERALS CO
filed 1994-05-13
CIK 769589

                                  FORM 10-Q
                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC  20549


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended  March 31, 1994                Commission File Number 1-10040
                  ----------------                                      --------

                         CYPRUS AMAX MINERALS COMPANY
- --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)



    Delaware                                                     36-2684040
- --------------------------------------------------------------------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                            Identification Number)



9100 East Mineral Circle, Englewood, Colorado                           80112
- --------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)


                                (303) 643-5000
- --------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)


                                   No Change
- --------------------------------------------------------------------------------
                (Former name, address, and former fiscal year,
                         if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   No
                                        ---     ---

Number of shares of common stock outstanding as of May 12, 1994, was 92,293,991 shares.


                        This report contains 22 pages.

                        PART I.   FINANCIAL INFORMATION
                        -------------------------------

Item 1.   Financial Statements
- ------------------------------

                 CYPRUS AMAX MINERALS COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF OPERATIONS
                      (In Millions Except Per Share Data)

                                                             (Unaudited)
                                                             Three Months
                                                            Ended March 31
                                                         --------------------
                                                          1994          1993
                                                         ------        ------
Revenue                                                  $ 588         $ 375
                                                         -----         -----
Costs and Expenses
Cost of Sales and Operating Expenses                       447           303
Selling and Administrative Expenses                         25            16
Depreciation, Depletion, and Amortization                   63            29
Exploration Expense                                          6             5
                                                         -----         -----
Total Costs and Expenses                                   541           353
                                                         ------        -----
Income from Operations                                      47            22
Other Income (Expense)
Interest Income                                              3             2
Interest Expense                                           (27)           (7)
Equity Investments and Other                                 1             -
                                                         -----         -----
Income from Continuing Operations Before Income Taxes       24            17
Income Tax Provision                                        (5)           (5)
                                                         -----         -----
Income from Continuing Operations                           19            12
Income from Operations of Discontinued Oil and Gas
 Division, Net of Applicable Taxes of $1.6                   9            --
                                                         -----         -----
Net Income                                                  28            12
Preferred Stock Dividends                                   (5)           --
                                                         -----         -----
Income Applicable to Common Shares                       $  23         $  12
                                                         =====         =====

Earnings Per Primary Share                               $ .25         $ .24
                                                         =====         =====

Weighted Average Primary Shares Outstanding               92.5          47.9


See accompanying notes to financial statements.

                 CYPRUS AMAX MINERALS COMPANY AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                      (In Millions Except Share Amounts)

                                                       (Unaudited)
                                                        March 31,   December 31,
                      Assets                              1994         1993
                                                       -----------  ------------
Current Assets
Cash and Cash Equivalents                                 $  833       $   96
Accounts and Notes Receivable, Net                           278          354
Amounts Due From Alumax                                       40           38
Inventories                                                  534          462
Prepaid Expenses                                              69           58
                                                          ------       ------
   Total Current Assets                                    1,754        1,008
Properties - At Cost, Net                                  3,554        4,334
Other Assets                                                 334          283
                                                          ------       ------
   Total Assets                                           $5,642       $5,625
                                                          ======       ======
             Liabilities and Shareholders' Equity
Current Liabilities
Current Portion of Long-Term Debt                         $  322       $  175
Current Portion of Production Payments                        32           42
Accounts Payable                                             120          192
Accrued Payroll and Benefits                                 104           98
Accrued Royalties and Interest                                57          118
Other Accrued Liabilities                                    163          163
Taxes Payable                                                245          159
Dividends Payable                                             18           20
                                                          ------       ------
   Total Current Liabilities                               1,061          967
                                                          ------       ------
Noncurrent Liabilities and Deferred Credits
Long-Term Debt                                               959          995
Production Payments                                          283          283
Capital Lease Obligations                                     63           69
Deferred Employee and Retiree Benefits                       439          435
Deferred Closure, Reclamation, and Environmental             352          358
Deferred Income Taxes                                         73          172
Other                                                        172          129
                                                          ------       ------
   Total Noncurrent Liabilities and Deferred Credits       2,341        2,441
                                                          ------       ------
Shareholders' Equity
Preferred Stock, $1 Par Value,
   20,000,000 Shares Authorized:
   $4.00 Series A Convertible Stock, $50 Stated Value,
    4,666,667 Authorized, 4,666,653 Issued or Outstanding      5            5
   Series A Preferred Stock, 500,000 Shares
    Authorized, None Issued or Outstanding                    --           --
Common Stock, Without Par Value,
   150,000,000 Shares Authorized,
   Issued 96,026,834 in 1994 and 96,027,224 in 1993            1            1
Paid-In Surplus                                            2,959        2,961
Accumulated Deficit                                         (565)        (572)
                                                          ------       ------
                                                           2,400        2,395
Treasury Stock at Cost, 3,759,876 Shares in 1994
  and 4,491,112 Shares in 1993                               (86)        (103)
Loan to Savings Plan                                         (74)         (75)
                                                          ------       ------
   Total Shareholders' Equity                              2,240        2,217
                                                          ------       ------
   Total Liabilities and Shareholders' Equity             $5,642       $5,625
                                                          ======       ======

See accompanying notes to financial statements.

                 CYPRUS AMAX MINERALS COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In Millions)

                                                                 (Unaudited)
                                                                 Three Months
                                                                Ended March 31
                                                              ------------------
                                                               1994        1993
                                                              ------      ------
Cash Flows from Operating Activities
Net Income from Continuing Operations                         $  19       $  12

Adjustments to Reconcile Net Income to Net Cash
   Used for Continuing Operations:
      Depreciation, Depletion, and Amortization                  63          29
      Deferred Income Taxes                                      (1)         (8)
      Changes in Assets and Liabilities Net of Effects
       from Businesses Acquired/Sold                           (120)        (56)
      Other                                                      20           1
                                                              -----       -----
Net Cash Used for Continuing Operations                         (19)        (22)

Net Income from Discontinued Operations                           9          --
Adjustments to Reconcile Net Income to Net Cash
   Provided by Discontinued Operations:
      Depreciation, Depletion, and Amortization                  14          --
      Changes in Assets and Liabilities Net of Effects
       from Businesses Acquired/Sold                             (7)         --
      Other                                                      (2)         --
                                                              -----       -----
Net Cash Provided by Discontinued Operations                     14          --

Net Cash Used For Operating Activities                           (5)        (22)
                                                              -----       -----
Cash Flows from Investing Activities*
   Capital Expenditures                                         (78)        (52)
   Payments for Businesses Purchased                            (32)         --
   Advances to Affiliates                                       (21)         --
   Proceeds from Sale of Assets                                 788           6
                                                              -----       -----
Net Cash Provided by (Used for) Investing Activities            657         (46)
                                                              -----       -----
Cash Flows from Financing Activities*
   Net Borrowings on Line of Credit                             150          --
   Net Proceeds from Issuance of Long-Term Debt                  --         147
   Payments on Debt and Other Obligations                       (45)         --
   Proceeds of Issuance of Stock for Employee Benefits            3           2
   Dividends Paid                                               (23)         (9)
                                                              -----       -----
Net Cash Provided by Financing Activities                        85         140
                                                              -----       -----
Net Increase in Cash and Cash Equivalents                       737          72
Cash and Cash Equivalents at Beginning of Year                   96          90
                                                              -----       -----
Cash and Cash Equivalents at End of Period                    $ 833       $ 162
                                                              =====       =====

* For purposes of this statement, investing and financing activities are reported on a cash basis rather than on an accrual basis of accounting.

See accompanying notes to financial statements.

                 CYPRUS AMAX MINERALS COMPANY AND SUBSIDIARIES
                         NOTES TO FINANCIAL STATEMENTS


Note 1.  Basis of Presentation
- -----------------------------

The accompanying interim unaudited financial statements include all adjustments which are, in the opinion of management, necessary for a fair presentation. Results for any interim period are not necessarily indicative of the results that may be achieved in future periods. The financial information as of this interim date should be read in conjunction with the financial statements and notes thereto contained in Cyprus Amax's Annual Report on Form 10-K for the year ended December 31, 1993.

Note 2.  Inventories
- --------------------

Inventories detailed by component are summarized below (in millions):


                                     (Unaudited)
                                      March 31,   December 31,
                                        1994           1993
                                      ---------   ------------
Component
    In-Process Ores, Concentrates,
      and Other                        $ 188         $ 203
    Finished Goods                       252           166
    Materials and Supplies                94            93
                                       -----         -----
                                       $ 534         $ 462
                                       =====         =====

Note 3.  Fair Value of Financial Instruments
- --------------------------------------------

The estimated fair values for financial instruments under SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," are made at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision.

The fair value of long-term receivables is estimated based on expected discounted future cash flows. The fair value of long-term debt is estimated based on the quoted market prices for the same or similar issues offered to the Company for debt of similar maturities. The price protection contracts are composed of copper put options. The fair value of the options is estimated based on the spot price for the contracts at March 31, 1994. The carrying amount of production payments approximates fair value based on current market quotes for contracts with similar terms. The fair value of interest rate swap agreements is the estimated amount that the Company would receive or pay to terminate the swap agreements at March 31, 1994, taking into account current interest rates. The fair value of lines and letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them (face amount $1,298 million and $1,350 million for March 31, 1994, and December 31, 1993, respectively). The 1994 fair value of various financial guarantees of $42 million is based on the estimated cost to settle the obligations with counter parties at the reporting date. The total excess of fair value over carrying value at March 31, 1994, is a net credit of $73 million.

Note 4.  Information by Industry Segment
- ----------------------------------------

Cyprus Amax operates in three principal industry segments -- Coal, Copper, and Other Minerals which supply mineral products primarily to the utility, construction, automobile, and steel industries. The financial information for these segments is presented below (in millions):

                                                        (Unaudited)
                                                        Three Months
                                                       Ended March 31
                                                    -------------------
                                                      1994       1993
                                                    -------     -------
Segment Revenue

 Coal                                                $ 265      $ 122
 Copper                                                287        210
 Other Minerals                                         36         43
                                                     -----      -----
                                                     $ 588      $ 375
                                                     =====      =====
Segment Income (Loss)

 Coal                                                $  25      $  29
 Copper                                                 36         (7)
 Other Minerals                                         (3)         8
                                                     -----      -----
                                                        58         30

Corporate                                              (11)        (8)
Interest, Net                                          (24)        (5)
Equity Investments and Other                             1         --
                                                     -----      -----


   Income from Continuing Operations
     Before Income Taxes                                24         17
Income Tax Provision                                    (5)        (5)
                                                     -----      -----
     Income from Continuing Operations                  19         12
Income from Operations of Discontinued Oil and Gas
   Division, Net of Applicable Taxes of $1.6             9         --
                                                     -----      -----
     Net Income                                      $  28      $  12
                                                     =====      =====


Review by Independent Accountants
- ---------------------------------

The financial information as of March 31, 1994, and for the three-month period ended March 31, 1994, included in Part I pursuant to Rule 10-01 of Regulation S-X has been reviewed by Price Waterhouse, the Company's independent accountants, in accordance with standards established by the American Institute of Certified Public Accountants. Price Waterhouse's report is included as page 8 of this quarterly report.

Price Waterhouse does not carry out any significant or additional audit tests beyond those which would have been necessary if its report had not been included in this quarterly report. Accordingly, such report is not a "report" or "part of a registration statement" within the meaning of Section 7 and 11 of the Securities Act of 1933 and the liability provisions of Section 11 of such Act do not apply.

                       REPORT OF INDEPENDENT ACCOUNTANTS
                       ---------------------------------


To the Board of Directors and Shareholders of Cyprus Amax Minerals Company

We have reviewed the accompanying consolidated balance sheet of Cyprus Amax Minerals Company and its subsidiaries as of March 31, 1994, and the related consolidated statements of operations and of cash flows for the three-month periods ended March 31, 1993 and 1994. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with generally accepted accounting principles.

We previously audited in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1993, and the related consolidated statements of operations, of retained earnings, and of cash flows for the year then ended (not presented herein), and in our report dated March 1, 1994, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 1993, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.



Denver, Colorado
May 13, 1994

Item 2. Management's Discussion and Analysis of Results of Operations and
- -------------------------------------------------------------------------
Financial Condition
- -------------------

Results of Operations
- ---------------------

Cyprus Amax Minerals Company reported consolidated net income of $28 million, or 25 cents per share, on revenue of $588 million for the first quarter of 1994, compared to 1993 earnings of $12 million, or 24 cents per share, on revenue of $375 million. The 1994 results include the first full quarter impact of the Amax Inc. merger which was completed November 15, 1993. The 1993 first quarter results included a $19 million after-tax loss for the effects of record heavy rains and flooding at Cyprus' Arizona copper operations and a $16 million after-tax gain on the partial sale of Cyprus' LTV Steel Company Inc. bankruptcy claim. Excluding the LTV gain, the 1993 loss was $4 million or nine cents per share.


                                                         Three Months Ended
                                                              March 31,
                                                         -------------------
Selected Results (In millions except per share data)      1994         1993
                                                         ------       ------

Revenue                                                  $ 588        $ 375

Net Income                                               $  28        $  12

Earnings Per Share                                       $ .25        $ .24


The 1994 revenue of $588 million was up $213 million from the comparable 1993 quarter primarily because of the inclusion of the former Amax businesses. Partly offsetting was lower revenue of $23 million attributed to the absence of 1993 proceeds from the partial sale of the Company's LTV claim, lower gold revenue of $13 million due to the sale or closure of Cyprus' gold operations, and lower revenue from the sales of copper of $27 million.

On March 31, 1994, Cyprus Amax sold its non-core Oil & Gas business to Union Pacific Resources Company for approximately $819 million in gross proceeds or $680 million after-tax net proceeds. Included in the sale were producing petroleum properties, largely natural gas and processing facilities primarily located in the southwestern United States. In the first quarter, Oil & Gas contributed $9 million in after-tax earnings and earnings per share of 10 cents.

Segment income is earnings before corporate overhead, interest, equity and other, and income taxes.

Coal

                                            Three Months Ended
                                                 March 31,
                                            ------------------
Selected Results (In millions)               1994         1993
                                            -----        -----
Revenue                                     $ 265        $ 122

Segment Operating Income                    $  25        $  29


Coal reported first quarter earnings of $25 million compared to 1993 first quarter earnings of $29 million, which included the 1993 pretax gain of $23 million on the sale of 23 percent of the LTV claim. Excluding the $23 million pretax gain, earnings increased $19 million over the 1993 comparable quarter. This increase was due to higher production and sales as a result of the merger with Amax Inc. and the contribution from the Cumberland mine in Pennsylvania acquired in the second quarter of 1993. Also, the adverse weather in the East had a negative effect on earnings of approximately $7 million in the first quarter of 1994. Earnings at the Emerald mine improved significantly primarily because of the absence of adverse mining conditions experienced last year.


                                                       Three Months Ended
Selected Operating Data                                      March 31,
                                                       ---------------------
                                                         1994         1993
                                                       ---------  ----------
Sales Volume -- Millions of Tons
- -------------------------------
 Eastern Mines                                           5.7             2.0
 Western Mines -- Powder River Basin                     8.6              --
 Western Mines -- Other                                  2.5             2.1
                                                      ------          ------
   Total Sales                                          16.8             4.1
                                                      ------          ------
 Oakbridge Equity Share                                  1.2              --

Average Realization -- $/Ton                          $15.48          $23.68

East Average Contract Price -- $/Ton                  $32.08          $30.73
East Average Spot Price -- $/Ton                      $24.00          $23.17
West -- Powder River Basin Contract Price -- $/Ton    $ 8.11          $   --
West -- Powder River Basin Spot Price -- $/Ton        $ 3.44          $   --
West -- Other Average Contract Price -- $/Ton         $19.31          $20.35
West -- Other Average Spot Price -- $/Ton             $14.49          $14.69

Average Cost of Sales -- $/Ton                        $14.17          $22.04
Average Unit Costs -- $/Ton                           $13.74          $21.87


Clean Production -- Millions of Tons
- -----------------------------------
 Pennsylvania                                            1.8             0.7
 Kentucky                                                1.0             1.0
 West Virginia                                           1.3             0.4
 Midwest                                                 2.3              --
 Wyoming -- Powder River                                 8.6              --
 Colorado                                                2.3             1.5
 Utah                                                    0.9             0.8
                                                      ------          ------
   Total Production                                     18.2             4.4
                                                      ------          ------

 Oakbridge Equity Share                                  1.0              --


An average realization of $15.48 per ton, average cost of sales of $14.17 per ton, and average unit cost of $13.74 per ton in the first quarter of 1994 all decreased sharply from the 1993 period. This resulted from inclusion of the Amax Powder River Basin mines in Wyoming which produce low-cost subbituminous coal, and accounted for nearly half of first quarter production. Market prices in this region recently have increased in response to strong demand, rail transportation constraints, and tight supplies. Cyprus Amax responded to favorable market opportunities in Wyoming by increasing production to record levels. Cyprus Amax plans further increases by utilizing surplus trucks transferred from our copper operations. In other western coal markets demand generally is strong, but prices are constrained at present by the competitiveness and availability of coal supplies. Following last year's UMWA strike, market prices for eastern low sulfur coals have remained stable as utilities rebuilt inventories and focussed on implementation of Phase I regulations of the Clean Air Act. Market prices for eastern high sulfur coals declined as strike-affected producers attempted to recover lost market share.

Reflecting improved market interest in long-term supply commitments, Cyprus Amax agreed in the first quarter to multi-year contracts with two utilities to supply a total of nine million tons of coal from the Powder River Basin operations and 600,000 tons from eastern operations.

As a result of the merger, coal production of 18 million tons in the first quarter was 14 million tons higher than in 1993, while sales of 17 million tons were 13 million tons higher than a year earlier. The severe winter weather in the eastern U.S. in the early part of the first quarter of 1994 disrupted operations and shipments in the East and Midwest. Lingering effects of last year's Midwest flooding contributed to increased train cycle times in Wyoming and Colorado. Restricted barge loading and availability affected the West Virginia mines throughout the quarter. In spite of the weather effects, productivity improved seven percent in the first quarter 1994 for the Cyprus Amax operations over 1993.


Copper

                                     Three Months Ended
                                         March 31,
                                   ------------------
Selected Results (In millions)       1994      1993
                                   --------  --------
Revenue                              $ 287     $ 210

Segment Operating Income (Loss)      $  36     $  (7)


Copper, including molybdenum, earned $36 million during the first quarter, compared to a loss of $7 million in the 1993 period, which included an adverse pretax impact of $25 million from the record rainfalls in Arizona in early 1993. Earnings were higher primarily due to lower costs of copper sold, improved molybdenum results, and increased copper sales volumes. Partially offsetting were lower copper realizations and closure costs of $3 million for Metec, a molybdenum processing facility in New Jersey. Metec production will be consolidated with other operations to reduce costs.

First quarter copper realizations averaged 95 cents per pound, four cents less than in the 1993 quarter. Realizations included the recognition of $10 million, or five cents per pound, from first quarter monthly puts. COMEX prices averaged 87 cents per pound for the quarter. Cyprus Amax continued to buy copper puts to provide price protection, which ensure a minimum average realization of approximately 80 cents per pound on 450 million pounds for the balance of 1994 and 175 million pounds in the first quarter of 1995.

Comex copper prices have increased throughout the quarter due in part to buying by investment funds, lower inventories on the world metal exchanges and strong U.S. demand. Combined LME/Comex inventories decreased by 20 percent from year-end and have declined further in the month of April.


                                                      Three Months Ended
                                                           March 31,
                                                      ------------------
Other Operating Data (In millions except as noted)     1994       1993
                                                      ------    --------
Produced Copper Sold, Pounds                            156        136
Copper Production, Pounds                               151        146
Copper Sales Volume, Pounds                             197        185

Average Copper Realization, $/Pound                   $ .95      $ .99

Cost of Sales, $/Pound                                $ .73      $ .80
Net Cash Cost, $/Pound                                $ .68      $ .78
Full Cost, $/Pound                                    $ .74      $ .82


                                                       Three Months Ended
                                                             March 31,
                                                       ------------------
Other Operating Data (In millions except as noted)       1994      1993
                                                       --------  --------
Bagdad
- ------
Production -- Pounds                                      49          51
Material Mined -- Tons                                  16.5        14.8
Ore Mined -- Tons                                        6.8         7.1
Stripping Ratio                                         1.43         .95
Ore Milled -- Tons                                       6.6         6.6
Ore Grade -- %                                           .43         .52

Miami
- -----
Production -- Pounds                                      30          27
Material Mined -- Tons                                  21.0         9.8
Ore Mined -- Tons                                        8.5         5.0
Stripping Ratio                                         1.46         .98
Ore Grade -- %                                           .35         .39

Sierrita/Twin Buttes
- --------------------
Production -- Pounds                                      66          58
Material Mined -- Tons                                  18.7        16.8
Ore Mined -- Tons                                        9.8         8.6
Stripping Ratio -- Sierrita/Twin Buttes                  .84         .88
Ore Milled -- Tons                                       9.4         8.5
Ore Grade -- %                                           .37         .37

Molybdenum Sales -- Pounds                                18           9
Molybdenum Production -- Pounds                           14           5
Average Realization -- Metals Week Dealer Oxide
Price -- $/Pound                                        2.79        2.00

Henderson
- ---------
Production -- Pounds                                     5.4          --
Material Mined -- Tons                                   1.0          --
Ore Milled -- Tons                                       1.0          --
Ore Grade -- %                                           .50          --


Copper production totaled 151 million pounds for the quarter compared to 146 million pounds in 1993. Low 1993 production resulted from the rain effects at all operations. Though less than anticipated, copper production for the first quarter increased compared to the first quarter of 1993. Contributing factors include the change in ore grade at Bagdad; delayed start-up of Casa Grande's SX-EW operations, and not yet realizing the full capabilities of the expanded concentrator capacity at Sierrita in the first quarter of this year. Cyprus Amax expects that 1994 production will be about 700 million pounds.

During the first quarter, technical improvements directed toward the goal of bringing the smelter to near design capacity continued. A scheduled third quarter maintenance shutdown has been accelerated to the second quarter to coincide with other maintenance. Work to be completed during the shutdown, is designed to eliminate many of the intermittent delays caused by hood leaks, and to create longer run capabilities at higher operating rates.

During the quarter, Cyprus Amax sold 156 million pounds of produced copper, 21 million pounds more than in the 1993 first quarter, because of higher produced metal availability and strong rod demand. Cost of sales declined seven cents per pound from the 1993 period to 73 cents per pound for the first quarter of 1994.

First quarter net cash costs for copper were 68 cents per pound, ten cents lower than the 78 cents per pound for the first quarter of 1993. This reduction was exclusive of adverse rain effects that occurred in the year earlier period. The lower cash costs reflect higher by-product credits and the realization of significant efficiencies from the mine fleet modernization program, work force
reductions, and re-engineering work processes.   Also affecting the period-to-
period cost comparison was the encounter of higher ore grade than is typical at our Bagdad mine during the year-earlier period. At Miami construction continues toward a fourth quarter 1994 start-up of a new electrorefinery. Once completed this project is expected to make Cyprus Amax self-sufficient in refining and to lower overall cash costs about two cents per pound.

Molybdenum operations earned $3 million for the first quarter after a $3 million charge for the closure of Metec. With the addition of the Henderson mine, production increased to 14 million pounds from 5 million pounds, and sales increased to 18 million from 9 million pounds for the first quarters of 1994 and 1993, respectively. The Henderson mine is implementing a work force reduction of about 25 percent while maintaining current production levels. Additionally, the molybdenum marketing and staff offices, as well as downstream operating and roasting facilities, are being consolidated to function more efficiently, reduce costs, and to serve customers worldwide more effectively. Cyprus Amax has identified and are implementing these operating synergies and general administrative savings that are expected to reduce costs about $30 million annually.

In March 1994 Cyprus Climax Metals closed the acquisition of approximately 91.5 percent of the shares of Sociedad Minera Cerro Verde, S.A., a producing copper mine in southern Peru at a cost of approximately $34 million. Over the next 18 months, Cyprus Amax expects to expand the SX-EW production to a rate of approximately 48,000 tonnes (105 million pounds) of copper annually with post start-up cash costs of approximately 50 cents per pound. Cyprus Amax believes that 20 years of leach reserves remain, with total open pit leach and mill reserves of about 650 million tons of ore containing 8.8 billion pounds of copper. Substantial potential exists that would permit production to expand from the current level of approximately 60 million pounds to 250 million pounds annually. Upgrading the existing SX-EW operations will require about $110 million in capital. Over the next five years, subject to certain contingencies, Cyprus Climax expects to invest an additional $375 million to develop the large millable reserve.

During April 1994 Lac Minerals Ltd. withdrew from the 50/50 partnership with Cyprus Amax to acquire a 51 percent stake in the El Abra copper project in Chile. Cyprus Amax has completed the technical studies to resolve variances related to the copper content of the orebody and is conducting negotiations with Codelco.



Other Minerals

                                               Three Months Ended
                                                    March 31,
                                               ------------------
Selected Data (In millions)                      1994       1993
                                               -------     ------
 Segment Operating Income (Loss)                $  (3)     $    8
                                                ======     ======

 Lithium                                        $   4      $    7
 Iron Ore                                           1           1
 Businesses Sold/Non-Operating (Gold,
   Talc, Barite, Other)                            (2)          5
 Exploration                                       (6)         (5)
                                                ------     ------
 Total                                          $  (3)     $    8
                                                ======     ======


                                                       Three Months Ended
                                                            March 31,
                                                       ------------------
Selected Data                                             1994     1993
                                                       --------- --------
 Lithium
   Sales Volumes -- Millions of Lbs. Carbonate Equiv.    8.5       8.0
 Iron Ore
   Sales Volumes -- Thousands of Long Tons               405        58
 Gold
   Sales Volumes -- Thousands of Ounces
    (including 40% equity share of Amax Gold)             23        43
   Gold Price -- $/Ounce                                 401       357


Other Minerals, which includes lithium, gold, iron ore, and exploration, had a combined loss for the first quarter 1994 of $3 million compared with earnings of $8 million in 1993.

Lithium earned $4 million in the first quarter, $3 million less than 1993 due to a $3 million charge to relocate the division headquarters, research and other operations from Pennsylvania to North Carolina. First quarter earnings also reflect the absence of $4 million of Gold income due to the sale of interests in two gold mines in the second quarter of 1993. The Northshore iron ore operation in Minnesota showed comparable earnings of $1 million for both quarters. Exploration expenses of $6 million were $1 million higher than in 1993 as work continued on a number of advanced projects in North America, Chile, Panama and Peru.

Corporate

Corporate expenses of $11 million for the first quarter were slightly higher than in 1993. The increase results primarily from the increased size of the combined Cyprus Amax entity, offset by significant cost reduction measures taken in the fourth quarter, including outsourcing of certain functions.

Interest, Equity, and Other expense was $23 million for the 1994 first quarter compared with expense of $5 million for 1993. Higher interest expense reflected $250 million of 6 5/8 percent Notes issued in October 1993 and the assumption of $742 million of AMAX Inc. long-term debt which was increased by $66 million to reflect fair market value to current interest rates. Cyprus' equity share (approximately 40 percent) in Oakbridge's earnings was $3 million, which included an unrealized currency exchange gain of $2 million. Cyprus Amax's equity share of Amax Gold Inc. losses was $2 million, reflecting the Company's 40 percent ownership.

Discontinued Operations included income from Amax Oil & Gas Inc. for the first quarter of 1994 of $11 million pretax. In accordance with generally accepted accounting principles, a gain can not be recognized on the oil and gas assets acquired in the Cyprus Amax merger as they were sold within one year of the acquisition. Therefore, the allocation of value to acquired assets was adjusted to reflect this sale, consummated March 31, 1994.

Liquidity and Capital Resources

At March 31, 1994, the Company continued to have a strong financial condition with a ratio of long-term debt to total capitalization of 35.7 percent and a ratio of current assets to current liabilities of 1.7 to 1.0. At December 31, 1993, the comparable ratios were 36.6 percent and 1.0 to 1.0, respectively. The decrease in the debt to total capitalization ratio resulted from the retirement of $36 million of debt. Cyprus Amax's non-cash working capital decreased $85 million from a negative $55 million at December 31, 1993, to a negative $140 million at March 31, 1994 primarily due to net borrowings of $150 million on the $1 billion line of credit during the quarter, an increase in current taxes payable of $77 million essentially due to the sale of the Oil and Gas business, offset by the $73 million payment for the Minerals Management Service royalty settlement and the absence of oil and gas accounts payable of $49 million.

The Company's cash balance increased from $96 million at year-end to $833 million at March 31 due primarily to the sale of the Oil & Gas business for after-tax net proceeds of $680 million, net borrowing on the $1 billion line of credit of $150 million, partially offset by the $73 million payment for settlement of the Minerals Management Service royalty. Cash used for continuing operations was $19 million.

Capital expenditures were $68 million for the first quarter. Coal expenditures of $21 million were primarily for sustaining and replacement capital. Copper expenditures of $37 million included $14 million for the new electrorefinery at Miami. Total capital spending for 1994 excluding acquisitions is projected to be approximately $450 million with over 30 percent and 60 percent spent on Coal and Copper projects, respectively. In March 1994 Cyprus Climax Metals closed the acquisition of Cerro Verde at a cost of approximately $34 million. Over the next 18 months, $100 million is expected to be expended for Cerro Verde, including expanding SX-EW production and upgrading mine equipment. Cyprus
Amax's additional future investment commitment for Cerro Verde is $375 million which is conditional based upon a favorable feasibility study to develop a modern milling facility, stable copper prices, a stable political environment, and other conditions. Potential equity investments may be required in 1994 for the payment to Codelco for Cyprus Amax's initial interest and commencement of development of the El Abra project.

Cyprus Amax expects to partly fund the growth of its core businesses through the sale of selected, non-strategic assets, such as the sale of Oil & Gas.

For the full year 1994, Cyprus Amax expects to spend approximately $100 million for reclamation, remediation, and environmental compliance.

On April 15, 1994, Cyprus Amax and Amax Gold Inc. (AGI) entered into an agreement whereby the Company will provide AGI with a $100 million double convertible line of credit. The outstanding indebtedness under the line of credit may be repaid by AGI with the issuance of AGI convertible preferred stock, which in turn could be converted into AGI common stock at $8.265 per share. This represents approximately 12.1 million AGI shares.

Additionally, as of March 31, 1994, Cyprus Amax had loaned AGI $25 million. In February 1994 the AGI Board of Directors approved the purchase by Cyprus Amax of three million shares of AGI common stock as repayment of $21 million of the amounts outstanding under such note. This share purchase, combined with the potential conversion of the $100 million line of credit into AGI common stock would increase Cyprus Amax's ownership to slightly under 50 percent. AGI shareholders approval is required for these transactions and is expected early in the third quarter of 1994.

Cyprus Amax paid regular dividends of $.20 per share on its Common Stock during the quarter. At March 31, 1994, 92,266,958 shares of the Company's Common Stock were outstanding.

                           PART II--OTHER INFORMATION
                           --------------------------


Item 1.  Legal Proceedings
- --------------------------

In April 1994, Cyprus Amax was notified by the Department of Justice that the government will be seeking civil penalties for alleged violations of the Federal Clean Water Act in the operation of Cyprus Amax's Bagdad, Miami and Sierrita mines located in Arizona. In addition, Cyprus Amax is advised that the Department of Justice is contemplating administrative or judicial proceedings involving alleged violations of the Clean Water Act in the operation of Cyprus Amax's Casa Grande mine. These governmental actions relate to findings of violations and orders issued by the Environmental Protection Agency to these operations in late 1992 and early 1993. The violations are alleged to have occurred between April 1989 and January 1993. The relief sought by EPA under these findings of violations and orders was corrective action to comply with the Clean Water Act. Mine management, in cooperation with EPA and the Arizona Department of Environmental Quality, have ongoing and substantial programs which address the circumstances of the alleged water quality violations. Based upon information currently known to it, management does not expect that the matters discussed above will have a material adverse effect on the financial position of Cyprus Amax.

Item 2.  Changes in Securities
- ------------------------------

Not applicable.

Item 3.  Defaults upon Senior Securities
- ----------------------------------------

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders
- ------------------------------------------------------------

(a) The annual meeting of shareholders was held on May 4, 1994.

(b) This information is omitted pursuant to instruction 3.

(c) The shareholders also voted to approve the appointment of Price Waterhouse as Independent Accountants. Votes cast in favor were 77,788,266 representing almost 85 percent of the shares entitled to vote, against were 325,016, abstaining were 312,497. Set forth below are the votes cast for the election of Directors:


                                        For       Withheld
                                     ----------   --------
    Milton H. Ward                   77,794,345    631,433
    James C. Huntington, Jr.         77,811,714    614,064
    John Hoyt Stookey                77,795,147    630,632
    Billie B. Turner                 77,814,048    611,730


(d) Not applicable.

Item 5.  Other Information
- --------------------------

None.

Item 6.  Exhibits and Reports on Form 8-K
- -----------------------------------------

(a) The following Exhibit is filed as part of this Quarterly Report on Form 10-Q:


                                                                  Page in
                                                                 Sequential
       Exhibit                                                   Numbering
       Number                    Document                         System
      --------  -----------------------------------------------  ----------
       (11)     Statement re computation of per share earnings.      20
       (15)     Letter re unaudited financial information.           22


(b) A report on Form 8-K dated March 31, 1994, which reported the sale of Amax Oil & Gas, Inc., was filed on April 15, 1994.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            CYPRUS AMAX MINERALS COMPANY
                                            ----------------------------
                                                      Registrant



Date:   May 13, 1994                         /s/   John Taraba
      ---------------------                  ---------------------------
                                                   Vice President and
                                                       Controller