Form 10-Q
period 1994-06-30
CYPRUS AMAX MINERALS CO
filed 1994-08-12
CIK 769589

                                   FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549


                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended  June 30, 1994          Commission File Number 1-10040
                  ---------------------                          -------

                          CYPRUS AMAX MINERALS COMPANY
- - ------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)



      Delaware                                            36-2684040
- - ------------------------------------------------------------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                     Identification Number)



9100 East Mineral Circle, Englewood, Colorado                   80112
- - ------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip Code)


                                 (303) 643-5000
- - ------------------------------------------------------------------------
             (Registrant's telephone number, including area code)


                                   No Change
- - ------------------------------------------------------------------------
                (Former name, address, and former fiscal year,
                         if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  [x]   No
                                        -----     ----

Number of shares of common stock outstanding as of August 10, 1994, was 92,441,692 shares.



                        This report contains 21 pages.

                        PART I.   FINANCIAL INFORMATION
                        -------------------------------

Item 1.   Financial Statements
- - ------------------------------

                 CYPRUS AMAX MINERALS COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                      (In Millions Except Per Share Data)


                                          (Unaudited)           (Unaudited)
                                         Three Months           Six Months
                                        Ended June 30          Ended June 30
                                      ---------------------  -------------------
                                       1994           1993    1994       1993
                                      ------         ------  ------     ------
Revenue                               $ 697          $ 453   $1,285     $ 828
                                      ------         ------  ------     ------

Costs and Expenses
Cost of Sales and Operating Expenses    544            304      991       608
Selling and Administrative Expenses      24             10       50        26
Depreciation, Depletion, and
 Amortization                            60             26      123        55
Exploration Expense                       5              6       11        10
                                      ------          -----   -----     ------
Total Costs and Expenses                633            346    1,175       699
                                      ------          -----   -----     ------
Income from Operations                   64            107      110       129
Other Income (Expense)
Interest Income                           7              2       10         3
Interest Expense                        (25)            (8)     (52)      (14)
Capitalized Interest                      1              -        2         -
Equity Investments and Other             (3)             4       (2)        4
                                      ------          -----   ------    ------
Income from Continuing Operations
  Before Income Taxes                    44            105       68       122
Income Tax Provision                    (12)           (23)     (17)      (28)
                                      ------          -----   ------    ------
Income from Continuing Operations        32             82       51        94
Income from Operations of
 Discontinued Oil and Gas
  Division, Net of Applicable Taxes
   of $2                                  -              -        9         -
                                      ------         ------   ------    ------
Net Income                               32             82       60        94
Preferred Stock Dividends                (4)             -      (10)        -
                                      ------         ------   ------    ------
Income Applicable to Common Shares    $  28          $  82    $  50     $  94
                                      ======         ======   ======    ======

Earnings Per Common Share             $ .30          $1.73    $ .55     $1.98

Weighted Average Common Shares
 Outstanding                           92.3           47.3     92.3      47.3


See accompanying notes to financial statements.

                 CYPRUS AMAX MINERALS COMPANY AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                      (In Millions Except Share Amounts)

                                                   (Unaudited)
                                                     June 30,   December 31,
               Assets                                 1994         1993
                                                    ----------  -----------
Current Assets
Cash and Cash Equivalents                           $  233      $   96
Accounts and Notes Receivable, Net                     362         354
Amount Due from Alumax                                  41          38
Inventories                                            491         462
Prepaid Expenses                                        57          58
                                                    ------      ------
    Total Current Assets                             1,184       1,008
Properties - At Cost, Net                            3,948       4,334
Other Assets                                           362         283
                                                    ------      ------
    Total Assets                                    $5,494      $5,625
                                                    ======      ======

               Liabilities and Shareholders'Equity
Current Liabilities
Current Portion of Long-Term Debt                   $  269      $  175
Current Portion of Production Payments                  45          42
Accounts Payable                                       135         192
Accrued Payroll and Benefits                           114          98
Accrued Royalties and Interest                          39         118
Other Accrued Liabilities                              126         163
Taxes Payable                                          160         159
Dividends Payable                                       23          20
                                                    ------      ------
    Total Current Liabilities                          911         967
                                                    ------      ------
Noncurrent Liabilities and Deferred Credits
Long-Term Debt                                         957         995
Production Payments                                    260         283
Capital Lease Obligations                               59          69
Deferred Employee and Retiree Benefits                 448         435
Deferred Closure, Reclamation, and Environmental       338         358
Deferred Income Taxes                                  104         172
Other                                                  166         129
                                                    ------      ------
 Total Noncurrent Liabilities and Deferred Credits   2,332       2,441
                                                    ------      ------
Shareholders' Equity
Preferred Stock, $1 Par Value,
20,000,000 Shares Authorized:
$4.00 Series A Convertible Stock, $50 Stated Value,
  4,666,667 Authorized, 4,666,653 Issued and
   Outstanding                                           5           5
Series A Preferred Stock, 500,000 Shares
  Authorized, None Issued or Outstanding                             -
Common Stock, Without Par Value,
150,000,000 Shares Authorized,
Issued 96,026,781 in 1994 and 96,027,224 in 1993         1           1
Paid-In Surplus                                      2,959       2,961
Accumulated Deficit                                   (558)       (572)
                                                    ------      ------
                                                     2,407       2,395
Treasury Stock at Cost, 3,632,702 Shares in 1994
  and 4,491,112 Shares in 1993                         (84)       (103)
Loan to Savings Plan                                   (72)        (75)
                                                    ------      ------
    Total Shareholders' Equity                       2,251       2,217
                                                    ------      ------
    Total Liabilities and Shareholders' Equity      $5,494      $5,625
                                                    ======      ======

See accompanying notes to financial statements.

                 CYPRUS AMAX MINERALS COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In Millions)

                                                             (Unaudited)
                                                             Six Months
                                                            Ended June 30
                                                          -------------------
                                                           1994       1993
                                                          ------     ------
Cash Flows from Operating Activities
Net Income from Continuing Operations                     $  51      $  94
Adjustments to Reconcile Net Income to Net Cash
   Used for Continuing Operations:
     Depreciation, Depletion, and Amortization              123         55
     Deferred Income Taxes                                   13          5
     Gain on Sale of LTV Claim                                -       (105)
     Changes in Assets and Liabilities Net of Effects
      from Businesses Acquired/Sold                        (314)       (42)
     Other                                                   32          5
                                                          ------     ------
Net Cash Provided by (Used for) Continuing Operations       (95)        12
                                                          ------     ------
Net Income from Discontinued Operations                       9          -
Adjustments to Reconcile Net Income to Net Cash
   Provided by Discontinued Operations:
     Depreciation, Depletion, and Amortization               14          -
     Changes in Assets and Liabilities Net of Effects
      from Businesses Acquired/Sold                          (7)         -
     Other                                                   (2)         -
                                                          ------     ------
Net Cash Provided by Discontinued Operations                 14          -
Net Cash Provided by (Used for) Operating Activities        (81)        12
                                                          ------     ------
Cash Flows from Investing Activities*
 Capital Expenditures                                      (182)      (117)
 Payments for Businesses Purchased                         (362)      (135)
 Capitalized Interest                                        (2)         -
 Advances to Affiliates                                     (29)         -
 Proceeds from Sale of Assets                               796         73
 Proceeds from Sale of LTV Claim                              -        105
                                                          ------     ------
Net Cash Provided by (Used for) Investing Activities        221        (74)
                                                          ------     ------
Cash Flows from Financing Activities*
 Borrowings on Line of Credit                               150          -
 Payments on Line of Credit                                 (50)         -
 Net Proceeds from Issuance of Long-Term Debt                 -        147
 Payments on Debt and Other Obligations                     (62)       (10)
 Proceeds from Issuance of Stock for Employee Benefits        5          2
 Purchase of Treasury Stock                                   -         (5)
 Dividends Paid                                             (46)       (19)
                                                          ------     ------
Net Cash Provided by (Used for) Financing Activities         (3)       115
                                                          ------     ------
Net Increase in Cash and Cash Equivalents                   137         53
Cash and Cash Equivalents at Beginning of Year               96         90
                                                          ------     ------
Cash and Cash Equivalents at End of Period                $ 233      $ 143
                                                          ======     ======

*For purposes of this statement, investing and financing activities are reported on a cash basis versus an accrual basis of accounting.

See accompanying notes to financial statements.

                 CYPRUS AMAX MINERALS COMPANY AND SUBSIDIARIES
                         NOTES TO FINANCIAL STATEMENTS


Note 1.  Basis of Presentation
- - ------------------------------

The accompanying interim unaudited financial statements include all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation. Results for any interim period are not necessarily indicative of the results that may be achieved in future periods. The financial information as of this interim date should be read in conjunction with the financial statements and notes thereto contained in Cyprus Amax's Annual Report on Form 10-K for the year ended December 31, 1993.

Note 2.  Inventories
- - --------------------

Inventories detailed by component are summarized below (in millions):

                                      (Unaudited)
                                       June 30,    December 31,
                                         1994          1993
                                      -----------  ------------
Component
    In-Process Ores, Concentrates,
      and Other                       $ 186        $ 203
    Finished Goods                      216          166
    Materials and Supplies               89           93
                                      -----        -----
                                      $ 491          462
                                      =====        =====

Note 3.  Fair Value of Financial Instruments
- - --------------------------------------------

The estimated fair values for financial instruments under SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," are made at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. At June 30, 1994 the carrying value of financial instruments approximates fair value.

Note 4.  Acquisitions and Dispositions
- - --------------------------------------

On June 28, 1994, Cyprus Amax acquired a 51 percent interest in El Abra, a significant copper deposit in Chile, for $330 million. Development of the mine will require an investment estimated at approximately $1 billion, allowing for the effects of inflation, interest during construction, working capital and contingencies.

On March 21, 1994, Cyprus Amax acquired approximately 91.5 percent of the shares of Sociedad Minera Cerro Verde, S.A., a producing copper mine in Peru at a cost of approximately $32 million. The initial development for Cerro Verde is expected to be $100 million, including expanding SX-EW production and upgrading mine equipment. Cyprus Amax's additional future investment commitment for Cerro Verde is $375 million which is conditional based upon a favorable feasibility study to develop a modern milling facility, stable copper prices, a stable political environment, and other conditions.

On March 31, 1994, Cyprus Amax closed the sale of its wholly-owned subsidiary, Amax Oil & Gas, Inc., to Union Pacific Resources Company for approximately $819 million in gross proceeds or $680 million after-tax net proceeds. During the first quarter of 1994, Amax Oil & Gas, Inc. reported income from discontinued operations of $9 million after tax and earnings per share of 10 cents. As the majority of Amax Oil & Gas,

Inc.'s assets were acquired in the merger of Cyprus Minerals Company and AMAX, Inc. on November 15, 1993, there are no comparable first and second quarters of 1993.

Note 5.  Information by Industry Segment
- - ----------------------------------------

Cyprus Amax operates in three principal industry segments -- Coal, Copper, and Other Minerals which supply mineral products primarily to the utility, construction, automobile, and steel industries. The financial information for these segments is presented below (in millions):


                                    (Unaudited)             (Unaudited)
                                    Three Months             Six Months
                                   Ended June 30           Ended June 30
                                   --------------          --------------
                                    1994    1993          1994      1993
                                   ------  ------        ------    ------
Segment Revenue
  Coal                             $ 337   $ 202        $  602     $ 324
  Copper                             302     184           589       394
  Other Minerals                      58      67            94       110
                                   -----   -----        ------     -----
                                   $ 697   $ 453        $1,285     $ 828
                                   =====   =====        ======     =====

Segment Income (Loss)
  Coal                             $  34   $  95        $   59     $ 124
  Copper                              35      10            71         4
  Other Minerals                       4       5             1        12
                                   -----   -----        ------     -----
                                      73     110           131       140

Corporate                             (9)     (3)          (21)      (11)
Interest, Net                        (17)     (6)          (40)      (11)
Equity Investments and Other          (3)      4            (2)        4
                                   -----   -----        ------     -----

  Income from Continuing
   Operations
   Before Income Taxes                44     105            68       122
Income Tax Provision                 (12)    (23)          (17)      (28)
                                   -----   -----        ------     -----
  Income from Continuing
   Operations                         32      82            51        94
Income from Operations of
 Discontinued Oil and Gas
  Division, Net of Applicable
   Taxes of $2                         -       -             9         -
                                   -----   -----        ------     -----


  Net Income                       $  32   $  82        $   60     $  94
                                   =====   =====        ======     =====


Review by Independent Accountants
- - ---------------------------------

The financial information as of June 30, 1994, and for the three-month and six-month periods ended June 30, 1994, included in Part I pursuant to Rule 10-01 of Regulation S-X has been reviewed by Price Waterhouse LLP, the Company's independent accountants, in accordance with standards established by the American Institute of Certified Public Accountants. Price Waterhouse LLP's report is included as page 8 of this quarterly report.

Price Waterhouse LLP does not carry out any significant or additional audit tests beyond those which would have been necessary if its report had not been included in this quarterly report. Accordingly, such report is not a "report" or "part of a registration statement" within the meaning of Sections 7 and 11 of the Securities Act of 1933 and the liability provisions of Section 11 of such Act do not apply.

                       REPORT OF INDEPENDENT ACCOUNTANTS
                       ---------------------------------


To the Board of Directors and Shareholders of Cyprus Amax Minerals Company

We have reviewed the accompanying consolidated balance sheet of Cyprus Amax Minerals Company and its subsidiaries as of June 30, 1994, and the related consolidated statements of operations and of cash flows for the three-month and six-month periods ended June 30, 1994 and 1993. These financial statements are the responsibility of the Company's management.

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



Price Waterhouse LLP

Denver, Colorado
August 11, 1994

Item 2. Management's Discussion and Analysis of Results of Operations and
- - -------------------------------------------------------------------------
Financial Condition
- - -------------------

Results of Operations
- - ---------------------

Cyprus Amax Minerals Company reported consolidated net income of $32 million, or 30 cents per share, on revenue of $697 million, compared with 1993 earnings of $82 million, or $1.73 per share, on revenue of $453 million. The 1994 results include the impact of the merger with Amax, Inc. completed November 15, 1993. The 1993 second quarter results include an after-tax gain of $59 million or $1.24 per share, from the sale of LTV bankruptcy claims.


                                       Three Months    Six Months
  Selected Results                     Ended June 30  Ended June 30
                                       -------------  -------------
  (In millions except per share data)   1994   1993    1994   1993
                                       ------  -----  ------  -----

 Revenue                                $ 697  $ 453  $1,285  $ 828

 Net Income                             $  32  $  82  $   60  $  94

 Earnings Per Share                     $ .30  $1.73  $  .55  $1.98

The 1994 revenue of $697 million was up $244 million from the comparable 1993 quarter primarily because of the inclusion of the former Amax businesses. Also attributing to the higher revenues were higher copper realizations and increased produced copper sales of $32 million, partially offset by the sale of the LTV bankruptcy claim for $82 million and the absence of Gold revenue of $16 million as a result of the sale of Gold properties in 1993.

For the first six months, Cyprus Amax earned $60 million, or 55 cents per share, compared with 1993 earnings of $94 million, or $1.98 per share, which included $75 million or $1.59 per share from the sale of the LTV claims. The 1993 earnings also included $19 million after tax cost resulting from record heavy rains and flooding at Cyprus' Arizona copper operations.

Segment income is earnings before corporate overhead, interest, equity and other, and income taxes.

Coal
                                  Three Months    Six Months
                                  Ended June 30  Ended June 30
                                  -------------  -------------
  Selected Results (In millions)   1994   1993    1994   1993
                                  ------  -----  ------  -----

 Revenue                          $ 337   $ 202  $ 602   $ 324

 Segment Operating Income         $  34   $  95  $  59   $ 124


Coal reported second quarter earnings of $34 million, compared to 1993 second quarter earnings of $13 million, excluding the 1993 pretax gain of $82 million on the sale of the remaining LTV claim. The increase in earnings resulted from the merger with Amax, Inc.

                                                   Three Months     Six Months
                                                  Ended June 30   Ended June 30
                                                  --------------  --------------
Selected Operating Data                            1994    1993    1994    1993
                                                  ------  ------  ------  ------
Sales Volume - Millions of Tons
- - -------------------------------
 Eastern Mines                                      7.8     2.6     13.5    4.7
 Western Mines - Powder River Basin                 9.1       -     17.6      -
 Western Mines - Other                              3.1     2.5      5.6    4.5
                                                  ------   ------   ----  -----
   Total Sales                                     20.0     5.1     36.7    9.2
                                                  ------   ------  -----  -----
 Oakbridge Equity Share                             1.2       -      2.4      -
Average Realization - $/Ton                       $16.39  $23.03   $15.97 $23.32

East Average Contract Price - $/Ton               $31.52  $29.93  $31.71  $30.29
East Average Spot Price - $/Ton                   $22.94  $21.73  $23.16  $22.33
West - Powder River Basin Contract Price - $/Ton  $ 6.95  $    -  $ 6.90  $    -
West - Powder River Basin Spot Price - $/Ton      $ 3.35  $    -  $ 3.37  $    -
West - Other Average Contract Price - $/Ton       $18.19  $20.35  $18.60  $20.35
West - Other Average Spot Price - $/Ton           $12.33  $13.85  $12.77  $14.23
Average Cost of Sales - $/Ton                     $14.78  $20.42  $14.48  $21.14
Average Unit Costs - $/Ton                        $14.62  $20.28  $14.22  $20.99

Clean Production - Millions of Tons
- - -----------------------------------
 Pennsylvania                                       2.0     1.2     3.8     1.9
 Kentucky                                           1.3     1.0     2.3     2.0
 West Virginia                                      1.6      .3     2.9      .7
 Midwest                                            2.3       -     4.6       -
 Wyoming - Powder River                             9.1       -    17.6       -
 Colorado                                           2.3     1.3     4.6     2.8
 Utah                                                .9     1.0     1.9     1.8
                                                  ------  ------  ------  ------
      Total Production                             19.5     4.8    37.7     9.2


 Oakbridge Equity Share                             1.0      .3     2.0      .3


An average realization of $16.39 per ton, with average cost of sales of $14.78 per ton, yielded a book profit margin of $1.61 per ton. Cash margins exceeded $4 per ton and generated $80 million of cash flow in the second quarter of 1994.

Coal markets continue to show strength as utilities rebuild inventories. Western coal market demand generally is strong, but prices are constrained at present by the competitiveness and availability of coal supplies. Rail service in the Powder River Basin and Northwest Colorado has not been able to keep pace with customer orders and should foster strong demand well into 1995. Market prices for low to mid sulfur Eastern coals have held up better than expected because of increased power generation attributable to warm weather and transportation constraints, which have prevented utilities from rebuilding stockpiles following the union strike. Mine closures announced by other producers in the East and Midwest have tempered downward price pressures for higher sulfur coals.

Reflecting improved market interest in long-term supply commitments, Cyprus Amax agreed in the second quarter to terms for multi-year contracts with four utilities to supply a total of seven million tons of coal from our Western operations and one million tons from our Eastern operations.

As a result of the merger, coal production and sales of 20 million tons in the second quarter was 15 million tons higher than in 1993. Productivity improved 10 percent during the first half of 1994 for the Cyprus Amax operations over full year 1993. This improvement resulted from scheduling changes at our Eastern underground operations whereby longer shifts are worked and crews are changed on the "working coal face," and the replacement of older haul trucks at the Powder River Basin mines. During the first half of 1994, 13 monthly production records were set at seven operations.

For the first six months, Coal earned $59 million compared to $19 million (excluding the 1993 pretax gain of $105 million for the sale of the LTV claim) for the first half of 1993 primarily as a result of the merger with Amax, Inc.

Copper
                                  Three Months    Six Months
                                  Ended June 30  Ended June 30
                                  -------------  -------------
Selected Results (In millions)     1994   1993    1994   1993
                                  ------  -----  ------  -----

 Revenue                          $ 302   $ 184  $ 589   $ 394

 Segment Operating Income         $  35   $  10  $  71   $   4


Copper, including molybdenum, earned $35 million during the second quarter, compared with $10 million in the 1993 period. Earnings were higher primarily due to lower cost of copper sold, higher realizations, improved molybdenum results, and increased produced copper sales.

For the first six months, Copper's earnings were $71 million compared to $4 million in 1993. The higher earnings primarily reflect the absence of rain-related costs of $25 million pretax that occurred in 1993 due to record Arizona rainfall, improved molybdenum results of $12 million, higher produced sales of 49 million pounds or 18 percent, and lower cost of goods sold of 7 cents per pound.

Second quarter copper realizations averaged 98 cents per pound, 5 cents higher than the 1993 quarter. Cyprus Amax continued to buy copper puts to provide price protection, which ensure a minimum average realization on a London Metals Exchange (LME basis) of approximately 81 cents per pound on 300 million pounds for the balance of 1994 and an average of approximately 85 cents per pound (LME basis) on approximately 700 million pounds for 1995.


                                        Three Months   Six Months
Other Operating Data                   Ended June 30  Ended June 30
                                       -------------  --------------
(In millions except as noted)           1994   1993    1994    1993
                                       ------ ------  ------  ------

Produced Copper Sold, Pounds             173     144    329     280
Copper Production, Pounds                162     154    313     300
Copper Sales Volume, Pounds              224     166    422     351
Average Copper Realization, $/Pound    $ .98   $ .93  $ .97   $ .96
Cost of Sales, $/Pound                 $ .77   $ .83  $ .75   $ .82
Net Cash Cost, $/Pound                 $ .71   $ .77  $ .70   $ .78
Full Cost, $/Pound                     $ .79   $ .82  $ .77   $ .83

                                            Three Months     Six Months
Other Operating Data (continued)             Ended June 30  Ended June 30
                                            -------------   -------------
             (In millions except as noted)   1994   1993    1994   1993
                                            ------  -----  ------  -----

Bagdad
- - ------
Production - Pounds                           46      49      95    100
Material Mined - Tons                       16.8    16.5    33.3   30.4
Ore Mined - Tons                             7.3     7.0    14.1   14.1
Stripping Ratio                              1.31    1.34    1.36   1.14
Ore Milled - Tons                            6.9     6.3    13.5   12.9
Ore Grade - %                                 .38     .50     .40    .51

Miami
- - -----
Production - Pounds                            29      30      59     58
Material Mined - Tons                        22.1    15.3    43.1   25.1
Ore Mined - Tons                              8.0     7.0    16.5   12.0
Stripping Ratio                               1.76    1.18    1.61   1.10
Ore Grade - %                                  .39     .35     .37    .37

Sierrita/Twin Buttes
- - --------------------
Production - Pounds                             66      71     132    129
Material Mined - Tons                         18.0    19.4    36.6   36.2
Ore Mined - Tons                               9.7     9.4    19.5   18.0
Stripping Ratio - Sierrita/Twin Buttes          .79    1.00     .81    .94
Ore Milled - Tons                              9.4     9.1    18.8   17.6
Ore Grade - %                                  .38      .42     .37    .40

Molybdenum Sales - Pounds                       21       8       40     17
Molybdenum Production - Pounds                  13       7       27     12
Average Realization - Metals Week Dealer
  Oxide Price - $/Pound                       3.18    2.25     2.99   2.13

Henderson
- - ---------
Production - Pounds                            5.4       -     10.8      -
Material Mined - Tons                           .9       -      1.9      -
Ore Milled - Tons                               .9       -      1.9      -
Ore Grade - %                                  .52       -       .51     -

During the quarter, Cyprus Amax sold 173 million pounds of produced copper, 29 million pounds more than in the 1993 second quarter, because of higher produced metal availability and strong rod demand. Cost of sales declined 6 cents per pound from the 1993 period to 77 cents per pound for the second quarter of 1994.

Comex copper prices have increased throughout the quarter due in part to buying by investment funds, lower inventories on the world metal exchanges and strong U.S. demand. Combined LME/Comex inventories decreased by 28 percent during the second quarter and have declined by 40 percent in the first half of 1994.

Second quarter net cash costs for copper equalled 71 cents per pound, 6 cents lower than the 77 cents per pound for the second quarter of 1993. The lower cash costs reflect higher by-product credits for molybdenum and the realization of significant efficiencies from the mine fleet modernization program, workforce reductions, and re-engineering of work processes.

Copper production totalled 162 million pounds for the quarter, 8 million pounds higher than in 1993, primarily due to the addition of Cerro Verde production of 12 million pounds in 1994. Copper production for the second quarter was lower than anticipated due to lower ore grade and mill throughput at Bagdad, lower Sierrita ore grade and throughput related to the campaigning of Twin Buttes ore, and lower concentration of leach solution at Miami due to the lingering effects of the 1993 rains. It is expected that 1994 production will be about 675 million pounds.

The 1994 smelter maintenance shutdown commenced earlier than planned in mid-May to re-brick the Isasmelt vessel and to make further hood modifications. These modifications, completed in mid-June with other repairs in July, reworked identified problem areas. This should allow continued operation until installation of an updated hood design during the next maintenance shutdown currently planned next year.

Molybdenum operations earned $5 million for the second quarter compared to a loss of $1 million for the 1993 period. With the addition of the Henderson mine, production increased to 13 million pounds from 7 million pounds, and sales increased to 21 million pounds from 8 million for the second quarters of 1994 and 1993, respectively.

On June 28, 1994, Cyprus Amax acquired a 51 percent interest in El Abra, a significant copper deposit in Chile, for $330 million. Cyprus Amax's share of production from El Abra, when added to the production from the Cerro Verde property in Peru acquired earlier this year, is expected to give Cyprus Amax approximately 360 million pounds of South American copper cathode production by 1998 with cash costs under 50 cents per pound. This should help Cyprus Amax achieve its goal of annual copper production in excess of 1 billion pounds with total average cash costs of less than 60 cents per pound.

Other Minerals
                                                Three Months      Six Months
                                               Ended June 30     Ended June 30
                                               ----------------  ---------------
Selected Data (In millions)                     1994     1993     1994     1993
                                               -------  ------- -------  -------

 Segment Operating Income                      $    4   $    5   $    1  $   12
                                               ======   ======   ======  =======

 Lithium                                       $    6   $    6   $   10  $   13
 Iron Ore                                           3        3        4       4
 Businesses Sold/Non-Operating
  (Gold, Barite, Other)                             -        2       (2)      5
 Exploration Expense                               (5)      (6)     (11)    (10)
                                               ------   ------   ------   ------
 Total                                         $    4   $    5   $    1   $   12
                                               ======   ======   ======   ======

 Lithium
   Sales Volumes - Millions of Lbs.
    Carbonate Equiv.                              7.8      8.3     16.5     16.3
 Iron Ore
   Sales Volumes - Thousands of Long Tons       1,150    1,077    1,556    1,135
 Gold
   Sales Volumes - Thousands of Ounces             28       52       52       95
    (including 40% equity share of Amax Gold)
   Gold Price - $/Ounce                           402      351      402      354

Other Minerals, which includes lithium, gold, iron ore, and exploration, had combined earnings for the second quarter of 1994 of $4 million, compared to $5 million for 1993. Lithium earned $6 million and the Northshore iron ore operation earned $3 million, both comparable to last year's quarters. Exploration expense of $5 million was $1 million lower than in 1993. Cyprus' gold interests in the South Pacific operations, sold early in the second quarter 1993, had reported earnings of $2 million for the 1993 period.

Year-to-date earnings for Other Minerals equalled $1 million, or $11 million less than in the first six months of 1993 primarily due to the absence of $6 million of Gold income as a result of the sale last year of interests in two gold mines in the second quarter of 1993 and a $3 million charge in 1994 to relocate the Lithium headquarters, research, and other operations from Pennsylvania to North Carolina.

On July 26, 1994, Cyprus Amax announced the signing of a letter of intent to sell its Cyprus Northshore iron ore mine and processing facilities and the adjacent Silver Bay power plant in Minnesota to Cleveland-Cliffs, Inc. of Cleveland, Ohio. The sale is expected to close in the third quarter, subject to the satisfactory completion of due diligence review, a definitive agreement, regulatory approvals and other customary closing conditions.

Corporate expenses for the second quarter were $9 million, or $6 million higher, and for the first half of 1994 were $21 million, or $10 million higher, than the same periods in 1993. Changes in stock appreciation rights (SARs), attributable to Cyprus Amax's higher stock price in 1994, accounted for $4 million of the quarter change and $5 million for the first half change. Other expenses increased for the quarter and first half due to the incremental cost of the combined Cyprus Amax entity.

Interest, Equity and Other expense was $20 million for the 1994 second quarter compared to expense of $2 million for 1993. Higher interest expense primarily reflected the assumption of Amax, Inc.'s long-term debt resulting from the merger. Cyprus Amax's equity share in Oakbridge's loss and Amax Gold's loss was $2 million and $1 million, respectively. For the second quarter, Amax Gold reported improvements in gold production and average cash costs of 24 percent and 29 percent, respectively, over the 1993 period. Year-to-date interest, equity, and other expense of $42 million was $35 million higher than in 1993 primarily due to increased interest of $29 million and Cyprus Amax's equity share of $4 million of losses in Amax Gold.

Liquidity and Capital Resources

At June 30, 1994, the Company maintained its strong financial condition with long-term debt as a percentage of total capitalization of 35.1 percent and a ratio of current assets to current liabilities of 1.3 to 1.0. At December 31, 1993, the comparable ratios were 36.6 percent and 1.0 to 1.0, respectively. The decrease in the debt to total capitalization ratio resulted from the retirement of $62 million of debt.

The Company's cash balance increased from $96 million at year-end to $233 million at June 30 due primarily to the sale of the oil and gas business for after-tax net proceeds of $680 million, net borrowing on the $1 billion line of credit of $100 million, partially offset by capital expenditures of $182 million, $330 million payment for the El Abra mineral interest, and the $73 million payment for settlement of the Minerals Management Service coal royalty. Cash used for continuing operations was $95 million and included working capital changes of $132 million, the $73 million royalty settlement, income tax payments of $52 million, and net interest payments of $52 million.

For the first six months of 1994, capital expenditures for Copper and Coal were $104 million and $61 million, respectively. In Copper, the new electrorefinery at Miami accounted for $37 million of spending while Coal's capital spending was primarily for sustaining and replacement capital. Total capital spending in 1994 excluding acquisitions is projected to be approximately $470 million, with over 60 percent and over 30 percent spent on copper and coal projects, respectively.

On June 28, 1994, Cyprus Amax acquired a 51 percent interest in El Abra, a significant copper deposit in Chile, for $330 million. Development of the mine will require an investment estimated at approximately $1 billion, allowing for the effects of inflation, interest during construction, working capital and contingencies. Funding of the billion dollar investment to develop the oxide reserves will include approximately $300 million of subordinated shareholder loans contributed by Cyprus Amax and approximately $700 million of limited recourse debt financing, which will be underwritten by Cyprus Amax. In March 1994, Cyprus Climax Metals acquired 91.5 percent of the shares of Sociedad Minera Cerro Verde, S.A., a producing copper mine in southern Peru at a cost of approximately $34 million. The initial capital program for Cerro Verde is expected to be $100 million, including expanding SX-EW production and upgrading mine equipment. Cyprus Amax's additional future investment commitment for Cerro Verde is $375 million, which is conditional based upon a favorable feasibility study to develop a modern milling facility, favorable copper prices, a stable political environment, and other conditions.

Cyprus Amax expects to fund the growth of its core businesses partly through the sale of selected, non-strategic assets, such as the sale of Oil & Gas and the signing on July 26, 1994 of a letter of intent to sell its Northshore iron ore mine and processing facilities. Also, in June 1994 Cyprus Amax filed a "universal shelf" registration statement with the Securities and Exchange Commission that will enable the Company to sell an aggregate of up to $500 million of equity and/or debt securities.

For the full year 1994 Cyprus expects to spend approximately $100 million for reclamation, remediation, and environmental compliance.

On April 15, 1994, Cyprus Amax and Amax Gold Inc. (AGI) entered into an agreement whereby the Company will provide AGI with a $100 million double convertible line of credit. The outstanding indebtedness under the line of credit may be repaid by AGI with the issuance of AGI convertible preferred stock, which in turn could be converted into AGI common stock at $8.265 per share. This represents approximately 12.1 million AGI shares. As of June 30, 1994, AGI had borrowed $8 million under this line of credit.

Additionally, as of June 30, 1994, Cyprus Amax had loaned AGI $26 million. In February 1994 the AGI Board of Directors approved the purchase by Cyprus Amax of three million shares of AGI common stock as repayment of $21 million of the amounts outstanding under such note. AGI shareholder approval for these transactions was received in July 1994.

Cyprus Amax paid a regular quarterly dividend of $.20 per share on its Common Stock and $1.00 per preferred share during the quarter. At June 30, 1994, 92,394,079 shares of the Company's Common Stock were outstanding.

                          PART II - OTHER INFORMATION
                          ---------------------------


Item 1.  Legal Proceedings
- - --------------------------

None.

Item 2.  Changes in Securities
- - ------------------------------

Not applicable.

Item 3.  Defaults upon Senior Securities
- - ----------------------------------------

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders
- - ------------------------------------------------------------

Not applicable.

Item 5.  Other Information
- - --------------------------

On March 31, 1994, Cyprus Amax sold its oil and gas business to Union Pacific Resources Company. Although Note 19 to the December 31, 1993, Financial Statements states that the effective date of the sale transaction is September 30, 1993, for business purposes the effective date utilized in accounting for the transaction was March 31, 1994.

Item 6.  Exhibits and Reports on Form 8-K
- - -----------------------------------------

(a) The following Exhibits are being filed as part of this Quarterly Report on Form 10-Q:

                                                                Page in
                                                               Sequential
 Exhibit                                                       Numbering
 Number                         Document                         System
- - ---------  --------------------------------------------------  ----------

  (11)     Statement re computation of per share earnings.          19
  (15)     Letter re unaudited interim financial information.       21

(b) A report on Form 8-K dated March 31, 1994, which reported the sale of Amax Oil & Gas, Inc. was filed on April 15, 1994.

                                   SIGNATURE
                                   ---------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        CYPRUS AMAX MINERALS COMPANY
                                        ----------------------------
                                                  Registrant



Date:  __________________           /s/          John Taraba
                                    --------------------------------------
                                               Vice President and
                                                    Controller