Form 10-Q
period 1994-09-30
CYPRUS AMAX MINERALS CO
filed 1994-11-14
CIK 769589

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549


                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended  September 30, 1994             Commission File Number 1-10040
                   ------------------                                    -------

                          CYPRUS AMAX MINERALS COMPANY
- - --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



      Delaware                                                   36-2684040
- - --------------------------------------------------------------------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                            Identification Number)



9100 East Mineral Circle, Englewood, Colorado                            80112
- - --------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)


                                 (303) 643-5000
- - --------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


                                   No Change
- - --------------------------------------------------------------------------------
                 (Former name, address, and former fiscal year,
                         if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   No ___
                                        ___

Number of shares of common stock outstanding as of November 10, 1994, was 92,546,182 shares.



                         This report contains 25 pages.

                        PART I.   FINANCIAL INFORMATION
                        -------------------------------

Item 1.   Financial Statements
- - ------------------------------

                 CYPRUS AMAX MINERALS COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                      (IN MILLIONS EXCEPT PER SHARE DATA)


                                                        (Unaudited)              (Unaudited)
                                                       Three Months              Nine Months
                                                     Ended September 30,      Ended September 30,
                                                     -------------------      ------------------
                                                      1994         1993        1994        1993
                                                     ------       ------      ------      ------
REVENUE                                              $771         $394        $2,057      $1,222

COSTS AND EXPENSES
Cost of Sales                                         582          313         1,576         921
Selling and Administrative Expenses                    23           13            70          39
Depreciation, Depletion, Amortization
  and Write-downs                                      75           30           198          85
Exploration Expense                                     5            8            17          18
                                                     ----         ----        ------      ------
TOTAL COSTS AND EXPENSES                              685          364         1,861       1,063
                                                     ----         ----        ------      ------
INCOME FROM OPERATIONS                                 86           30           196         159
OTHER INCOME (EXPENSE)
Interest Income                                         3            1            12           4
Interest Expense                                      (27)          (8)          (79)        (22)
Capitalized Interest                                    7            -             9           -
Equity Investments and Other                           (5)          (3)           (7)          1
                                                     ----         ----        ------      ------
INCOME FROM CONTINUING OPERATIONS
    BEFORE INCOME TAXES                                64           20           131         142
Income Tax Provision                                  (16)          (6)          (32)        (34)
                                                     ----         ----        ------      ------
INCOME FROM CONTINUING OPERATIONS                      48           14            99         108
Income from Operations of Discontinued Oil and Gas
    Division, Net of Applicable Taxes of $2             -            -             9           -
                                                     ----         ----        ------      ------
NET INCOME                                             48           14           108         108
Preferred Stock Dividends                              (4)           -           (14)          -
                                                     ----         ----        ------      ------
INCOME APPLICABLE TO COMMON SHARES                   $ 44         $ 14        $   94      $  108
                                                     ====         ====        ======      ======
EARNINGS PER COMMON SHARE                            $.47         $.30        $ 1.01      $ 2.28

WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING                                         92.5         47.3          92.5        47.3


See accompanying notes to financial statements.

                 CYPRUS AMAX MINERALS COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                       (IN MILLIONS EXCEPT SHARE AMOUNTS)

                                                                (Unaudited)
                                                                September 30,   December 31,
                  ASSETS                                            1994           1993
                                                                -------------   ------------
CURRENT ASSETS
Cash and Cash Equivalents                                          $  231          $   96
Accounts and Notes Receivable, Net                                    335             392
Inventories                                                           456             462
Prepaid Expenses                                                       64              58
                                                                -------------   ------------
    Total Current Assets                                            1,086           1,008
PROPERTIES - At Cost, Net                                           3,944           4,334
OTHER ASSETS                                                          369             283
                                                                -------------   ------------
    Total Assets                                                   $5,399          $5,625
                                                                =============   ============
                    LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Current Portion of Long-Term Debt                                  $  166          $  175
Current Portion of Production Payments                                 46              42
Accounts Payable                                                      120             192
Accrued Payroll and Benefits                                          120              98
Accrued Royalties and Interest                                         53             118
Other Accrued Liabilities                                             115             163
Taxes Payable                                                         146             159
Dividends Payable                                                      18              20
                                                                -------------   ------------
    Total Current Liabilities                                         784             967
                                                                -------------   ------------
NONCURRENT LIABILITIES AND DEFERRED CREDITS
Long-Term Debt                                                        957             995
Production Payments                                                   249             283
Capital Lease Obligations                                              58              69
Deferred Employee and Retiree Benefits                                442             435
Deferred Closure, Reclamation, and Environmental                      340             358
Deferred Income Taxes                                                 120             172
Other                                                                 161             129
                                                                -------------   ------------
    Total Noncurrent Liabilities and Deferred Credits               2,327           2,441
                                                                -------------   ------------
SHAREHOLDERS' EQUITY
Preferred Stock, $1 Par Value,
   20,000,000 Shares Authorized:
   $4.00 Series A Convertible Stock, $50 Stated Value,
    4,666,667 Authorized, 4,666,653 Issued and Outstanding              5               5
   Series A Preferred Stock, 500,000 Shares
     Authorized, None Issued or Outstanding                             -               -
Common Stock, Without Par Value,
   150,000,000 Shares Authorized,
   Issued 96,026,729 in 1994 and 96,027,224 in 1993                     1               1
Paid-In Surplus                                                     2,961           2,961
Accumulated Deficit                                                  (527)           (572)
                                                                -------------   ------------
                                                                    2,440           2,395
Treasury Stock at Cost, 3,500,147 Shares in 1994
  and 4,491,112 Shares in 1993                                        (81)           (103)
Loan to Savings Plan                                                  (71)            (75)
                                                                -------------   ------------
    Total Shareholders' Equity                                      2,288           2,217
                                                                -------------   ------------
    Total Liabilities and Shareholders' Equity                     $5,399          $5,625
                                                                =============   ============

See accompanying notes to financial statements.

                 CYPRUS AMAX MINERALS COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN MILLIONS)

                                                                   (Unaudited)
                                                                   Nine Months
                                                                Ended September 30,
                                                                -------------------
                                                                 1994         1993
                                                                ------       ------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income from Continuing Operations                           $  99        $ 108

Adjustments to Reconcile Net Income to Net Cash
  Provided by Continuing Operations:
     Depreciation, Depletion, Amortization, and Write-downs       198           85
     Deferred Income Taxes                                         27           12
     Gain on Sale of Assets                                       (39)        (109)
     Changes in Assets and Liabilities Net of Effects
      from Businesses Acquired/Sold                              (302)         (65)
     Other                                                         35           12
                                                                ------       ------
Net Cash Provided by Continuing Operations                         18           43
                                                                ------       ------
Net Income from Discontinued Operations                             9            -
Adjustments to Reconcile Net Income to Net Cash
  Provided by Discontinued Operations:
     Depreciation, Depletion, and Amortization                     14            -
     Changes in Assets and Liabilities Net of Effects
      from Businesses Acquired/Sold                                (7)           -
     Other                                                         (2)           -
                                                                ------       ------
Net Cash Provided by Discontinued Operations                       14            -
NET CASH PROVIDED BY OPERATING ACTIVITIES                          32           43
                                                                ------       ------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital Expenditures                                           (282)        (198)
  Payments for Businesses Purchased                              (361)        (137)
  Capitalized Interest                                             (9)           -
  Advances, Net to Affiliates                                     (21)           -
  Proceeds from Sale of Assets                                    910          183
                                                                ------       ------
NET CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES              237         (152)
                                                                ------       ------
CASH FLOWS FROM FINANCING ACTIVITIES
  Borrowings on Line of Credit                                    150            -
  Payments on Line of Credit                                     (150)           -
  Net Proceeds from Issuance of Long-Term Debt                      -          147
  Payments on Debt and Other Obligations                          (72)         (12)
  Proceeds from Issuance of Stock for Employee Benefits             7            3
  Purchase of Treasury Stock                                        -           (5)
  Dividends Paid                                                  (69)         (28)
                                                                ------       ------
NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES             (134)         105
                                                                ------       ------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS              135           (4)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                     96           90
                                                                ------       ------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                      $ 231        $  86
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

NOTE 2.  INVENTORIES
- - --------------------

Inventories detailed by component are summarized below (in millions):

                                       (Unaudited)
                                      September 30,   December 31,
                                           1994           1993
                                      --------------  ------------
Component
   In-Process Ores, Concentrates,
     and Other                            $ 188           $ 203
   Finished Goods                           188             166
   Materials and Supplies                    80              93
                                          -----           -----
                                          $ 456           $ 462
                                          =====           =====

NOTE 3.  FAIR VALUE OF FINANCIAL INSTRUMENTS
- - --------------------------------------------

The estimated fair values for financial instruments under SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," are made at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. At September 30, 1994, the carrying value of financial instruments approximates fair value.

NOTE 4.  ACQUISITIONS AND DISPOSITIONS
- - --------------------------------------

On September 30, 1994, Cyprus Amax sold its Northshore iron ore mine and processing facilities and the adjacent power plant to Cleveland-Cliffs Inc. for cash proceeds of $94 million. The terms of the sale also include contingent payments to Cyprus Amax.

On June 28, 1994, Cyprus Amax acquired a 51 percent interest in Sociedad Contractual Minera El Abra, which owns the mineral rights to the El Abra copper deposit in Chile, for $330 million. Development of this significant deposit will require a total investment of approximately $1 billion.

On March 31, 1994, Cyprus Amax sold its wholly-owned subsidiary, Amax Oil & Gas, Inc., to Union Pacific Resources Company for approximately $819 million in gross proceeds or $680 million after-tax net proceeds. During the first quarter of 1994, Amax Oil & Gas, Inc. reported income from discontinued operations of $9 million after tax and earnings per share of 10 cents. Since the majority of Amax Oil & Gas, Inc.'s assets were acquired in the merger of Cyprus Minerals Company and AMAX, Inc. on November 15, 1993, there is no comparable 1993 financial information.

On March 21, 1994, Cyprus Amax acquired 91.5 percent of the shares of Sociedad Minera Cerro Verde, S.A., which owns and operates a producing copper mine in Peru at a cost of approximately $31 million. The initial capital program for Cerro Verde is expected to be $130 million, including expanding SX-EW production and upgrading mine equipment. Cyprus Amax's additional future investment commitment for Cerro Verde is $345 million which is conditional based upon a favorable feasibility study to develop a modern milling facility, favorable copper prices, a stable political environment, and other conditions.

NOTE 5:  CONTINGENCIES
- - ----------------------

Arbitration is pending relating to the Public Service of Indiana long-term coal sales contract at the Cyprus Amax Wabash mine. By agreements signed in July and October 1994, the Company and Public Service of Indiana have resolved all of the outstanding claims for damages relating to past coal sales. The Company will continue to defend its position in arbitration and the limited litigation.
While Cyprus Amax is not able to predict the outcome of this matter at this time, based upon facts currently known to it, Cyprus Amax does not believe that the ultimate resolution of any remaining matters will have a material adverse effect on its financial condition.

On November 8, 1993, Cyprus Amax was notified by the United States Department of Justice that it is under investigation for possible violations of the antitrust laws of the United States regarding its molybdenum business. While Cyprus Amax is unable to predict the outcome of this investigation, based upon facts currently known to it, the resolution of this matter is not expected to have a material adverse effect on the Company's financial condition.

Cyprus Amax had outstanding letters of credit totaling $82 million at September 30, 1994, primarily for insurance and reclamation. Cyprus Amax had guaranteed debt totaling $29 million at September 30, 1994.

At September 30, 1994, Cyprus Amax's long-term accrual for deferred closure, reclamation, and environmental remediation liabilities totaled approximately $340 million which included $240 million for future reclamation, $78 million for environmental remediation at Superfund and other sites, and $22 million for closure of discontinued or previously sold operations. Cyprus Amax's $240 million reclamation reserve is primarily for operating facilities. Total reclamation costs for Cyprus Amax at the end of current mine lives are estimated at about $500-550 million.

The cost range of reasonably possible outcomes for sites where remediation costs are estimable is from $60 million to $200 million and work on these sites is expected to be substantially completed within the next five years, subject to the inherent delays involved in the process. Costs at sites that could not be estimated at September 30, 1994, are not expected to have a material impact on the financial condition and ongoing operations of the Company. Cyprus Amax believes certain insurance policies partially cover these claims; however, some of the insurance carriers have denied responsibility and Cyprus Amax is litigating coverage. Further, Cyprus Amax believes that it has other potential claims for recovery from third parties, including the U.S. Government and other PRPs, as well as liability offsets through lower cost remedial solutions. Generally, neither insurance recoveries nor other claims or offsets have been recognized in the liabilities reported.

Note 6.  Information by Industry Segment
- - ----------------------------------------

Cyprus Amax operates in three principal industry segments -- Coal, Copper, and Other Minerals which supply mineral products primarily to the utility, construction, automobile, and steel industries. The financial information for these segments is presented below (in millions):


                                                         (Unaudited)               (Unaudited)
                                                         Three Months              Nine Months
                                                      Ended September 30,       Ended September 30,
                                                      -------------------       -------------------
                                                       1994         1993         1994         1993
                                                      ------       ------       ------       ------
Segment Revenue
  Coal                                                $ 332        $ 132        $  934       $  457
  Copper                                                345          205           935          598
  Other Minerals                                         94           57           188          167
                                                      ------       ------       ------       ------
                                                      $ 771        $ 394        $2,057       $1,222
                                                      ======       ======       ======       ======

Segment Income
  Coal                                                $  12        $   4        $   70       $  127
  Copper                                                 44           29           115           33
  Other Minerals                                         42            3            44           16
                                                      ------       ------       ------       ------
                                                         98           36           229          176

Corporate                                               (12)          (6)          (33)         (17)
Interest, Net                                           (17)          (7)          (58)         (18)
Equity Investments and Other                             (5)          (3)           (7)           1
                                                      ------       ------       ------       ------

  Income from Continuing Operations
   Before Income Taxes                                   64           20           131          142
Income Tax Provision                                    (16)          (6)          (32)         (34)
                                                      ------       ------       ------       ------
  Income from Continuing Operations                      48           14            99          108
Income from Operations of Discontinued Oil and Gas
  Division, Net of Applicable Taxes of $2                 -            -             9            -
                                                      ------       ------       ------       ------
   Net Income                                         $  48        $  14        $  108       $  108
                                                      ======       ======       ======       ======

REVIEW BY INDEPENDENT ACCOUNTANTS
- - ---------------------------------

The financial information as of September 30, 1994, and for the three-month and nine-month periods ended September 30, 1994, included in Part I pursuant to Rule 10-01 of Regulation S-X has been reviewed by Price Waterhouse LLP, the Company's independent accountants, in accordance with standards established by the American Institute of Certified Public Accountants. Price Waterhouse LLP's report is included as page 9 of this quarterly report.

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

                       REPORT OF INDEPENDENT ACCOUNTANTS
                       ---------------------------------


To the Board of Directors and Shareholders of Cyprus Amax Minerals Company

We have reviewed the accompanying consolidated balance sheet of Cyprus Amax Minerals Company and its subsidiaries as of September 30, 1994, and the related consolidated statements of operations for the three-month and nine-month periods ended September 30, 1994 and 1993, and of cash flows for the nine-month periods ended September 30, 1994 and 1993. These financial statements are the responsibility of the Company's management.

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

We previously audited in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1993, and the related consolidated statements of operations, of shareholder's equity, and of cash flows for the year then ended (not presented herein), and in our report dated March 1, 1994, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 1993, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.



Price Waterhouse LLP

Denver, Colorado
November 10, 1994

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
- - -------------------------------------------------------------------------
FINANCIAL CONDITION
- - -------------------

RESULTS OF OPERATIONS
- - ---------------------

CYPRUS AMAX MINERALS COMPANY reported 1994 third quarter earnings of $48 million, or 47 cents per share, on revenue of $771 million, compared to 1993 earnings of $14 million, or 30 cents per share, on revenue of $394 million. The 1994 results include the impact of the merger with AMAX Inc. completed November 15, 1993, and several special items recorded in the third quarter (after tax) as follows:

. $21 million gain on the sale of the Iron Ore business;
. $9 million gain on the sale of Cyprus Amax's interest in an Australian exploration project;
. $9 million charge for workforce reduction programs at two copper operations; . $8 million charge for a write-down of the Orchard Valley coal mine due to closure.

Excluding the special items, the 1994 third quarter earnings were $35 million or 33 cents per share. Improved third quarter 1994 earnings resulted from higher copper realizations of 20 cents per pound, lower copper cost of sales of three cents per pound, and better molybdenum results of $9 million, partially offset by lower produced copper sold of 24 million pounds.


                                          Three Months          Nine Months
SELECTED RESULTS                       Ended September 30,  Ended September 30,
(In millions except per share data)    -------------------  -------------------
                                         1994       1993      1994       1993
                                       ---------  --------  ---------  --------

  Revenue                              $ 771      $ 394     $2,057     $1,222

  Net Income                           $  48      $  14     $  108     $  108

  Earnings Per Share                   $ .47      $ .30     $ 1.01     $ 2.28

The 1994 revenue of $771 million was up $377 million from the comparable 1993 quarter primarily because of the inclusion of the former Amax businesses. Also contributing to higher revenues were gains on the sale of non-core businesses of $39 million, $.20 per pound higher copper realizations of $29 million, and higher moly realizations.

For the first nine months, Cyprus Amax earned $108 million or $1.01 per share, compared to 1993 earnings of $108 million or $2.28 per share, which included $75 million or $1.59 per share from the sale of LTV bankruptcy claims. Excluding the special items, the 1994 nine month earnings were $95 million or 88 cents per share and the 1993 nine month earnings equalled $33 million or 69 cents per share.

On September 30, 1994, Cyprus Amax sold its Northshore iron ore mine and processing facilities and the adjacent power plant to Cleveland Cliffs for cash proceeds of $94 million including working capital. The terms of the sale also include contingent payments to Cyprus Amax in the event of certain possible future actions by the buyer. In the last two years, sales of non-core assets by Cyprus Amax have generated more than $1.3 billion gross proceeds which are being reinvested for the improvement and expansion of copper, coal and gold businesses.

Segment income is earnings before corporate overhead, interest, equity and other, and income taxes.

COAL

                                           Three Months          Nine Months
                                        Ended September 30,  Ended September 30,
                                        -------------------  -------------------
SELECTED RESULTS (in millions)            1994       1993      1994       1993
                                        ---------  --------  ---------  --------

  Revenue                                $    332   $   132   $    934   $   457

  Segment Operating Income               $     12   $     4   $     70   $   127


COAL reported third quarter earnings of $12 million compared to 1993 third quarter earnings of $4 million. The increase in earnings resulted from the merger with AMAX, Inc. partially offset by a $10 million pretax write-down of Orchard Valley due to closing the mine on October 15. Third quarter 1994 earnings also were temporarily affected by unfavorable mining conditions at the Pennsylvania mines and vacations and lower average realizations in the Midwest.


                                           Three Months          Nine Months
                                        Ended September 30,  Ended September 30,
                                        -------------------  -------------------
SELECTED OPERATING DATA                   1994       1993      1994       1993
                                        ---------  --------  ---------  --------
Sales Volume - Millions of Tons
- - -------------------------------
  Eastern Mines                               7.4       3.1       20.9       7.8
  Western Mines - Powder River Basin          9.0         -       26.6         -
  Western Mines - Other                       3.7       2.4        9.3       6.9
                                         --------   -------   --------   -------
     Total Sales                             20.1       5.5       56.8      14.7
                                         --------   -------   --------   -------
  Oakbridge Equity Share                      1.3       1.4        3.7       1.7
Average Realization - $/Ton                $16.10    $22.78     $16.02    $23.12
East Average Contract Price - $/Ton        $32.56    $30.67     $31.95    $30.42
East Average Spot Price - $/Ton            $22.02    $22.25     $22.68    $22.29
West - Powder River Basin Contract
 Price - $/Ton                             $ 7.30    $    -     $ 7.31    $    -
West - Powder River Basin Spot Price
 - $/Ton                                   $ 3.41    $    -     $ 3.37    $    -
West - Other Average Contract Price -
 $/Ton                                     $18.43    $19.83     $18.49    $20.20
West - Other Average Spot Price - $/Ton    $14.28    $14.27     $13.80    $14.25
Average Cost of Sales - $/Ton              $15.34    $23.05     $14.78    $21.85
Average Unit Costs - $/Ton                 $14.88    $22.73     $14.44    $21.64

Clean Production - Millions of Tons
- - --------------------------------------
  Pennsylvania                                1.6       1.3        5.4       3.2
  Kentucky                                    1.3       1.3        3.6       3.3
  West Virginia                               1.6        .3        4.5       1.0
  Midwest                                     2.2         -        6.8         -
  Wyoming - Powder River                      9.0         -       26.6         -
  Colorado                                    2.3       1.3        6.9       4.1
  Utah                                         .9       1.0        2.8       2.8
                                         --------   -------   --------   -------
        Total Production                     18.9       5.2       56.6      14.4
                                         ========   =======   ========   =======
  Oakbridge Equity Share                      1.0       1.4        3.0       1.7


An average realization of $16.10 per ton, with average cost of sales of $15.34 per ton, yielded a profit margin of 76 cents per ton. Cash margins exceeded $3.50 per ton, and coal generated more than $70 million of cash flow in the third quarter of 1994.

Overall, demand in the coal market should remain strong for the remainder of 1994. On a national basis, utility coal inventories remain well below historical standards, and utilities should continue to rebuild inventories well into 1995. Rail service in the Powder River Basin and Northwest Colorado has not kept pace with customer orders, which should help fuel strong demand well into 1995. The railroads are acquiring additional locomotives and rolling stock, as well as adding crews. Industry expects shipping delays in the West may ameliorate by mid-to-late 1995. Markets for low sulfur eastern coals remain strong due to the impending compliance date for Phase I of the Clean Air Act. Demand for high sulfur coals has declined, and displacement of these coals by low sulfur eastern and western coals continues. As a result, prices for high sulfur coals have declined. Some higher cost mines which produce higher sulfur coal have been idled or closed.

In the third quarter, Cyprus Amax committed to 21 contracts of one year or more in duration representing 42 million tons on various terms, including escalating prices, and extending as long as the next ten years. Eleven of these contracts will supply 35 million tons of coal from our Western operations, and ten contracts will supply seven million tons from our Eastern operations. On an annual basis, these agreements represent over four million tons of sales in 1994 and over ten million tons in 1995.

As a result of the merger, coal production and sales of 20 million tons and 21 million tons, respectively, in the third quarter were both 14 million tons higher than in 1993. However, the third quarter shipments, particularly in the Powder River Basin, have been affected by rail traffic congestion, lack of crews, and shortages of locomotives and railcars in the Western railroads. During the quarter, despite significant scheduled vacations, Cyprus Amax coal mines set eight monthly production records at five operations. This brings to 21 the number of production records established during the first nine months of 1994. Twentymile set a new world record for monthly coal production from a single longwall underground mine during October 1994. Additionally, company-wide productivity in Coal improved 12 percent during the first nine months of 1994 over full year 1993.

The Coal division produced 60 million tons through the third quarter of 1994 and is in excellent position to achieve 1994 production of 80 million tons. Coal earned $70 million for the first nine months compared to $23 million (excluding the 1993 pretax gain of $104 million on the sale of the LTV claim) for the nine months of 1993 primarily as a result of the merger with AMAX Inc., partially offset by the $10 million Orchard Valley write-down.

COPPER


                                     Three Months          Nine Months
                                  Ended September 30,  Ended September 30,
                                  -------------------  -------------------
SELECTED RESULTS (in millions)      1994       1993      1994       1993
                                  ---------  --------  ---------  --------
  Revenue                          $    345   $   205   $    935   $   598
  Segment Operating Income         $     44   $    29   $    115   $    33

COPPER, including molybdenum, earned $44 million during the third quarter, compared to $29 million in the 1993 period. Earnings were higher primarily due to higher copper realizations, lower costs of copper sold, and improved molybdenum results, partially offset by lower produced copper sales and a $13 million pretax charge for workforce reduction programs at Miami and Bagdad. Excluding special items, earnings in the period were the highest since 1990.

For the first nine months, Copper's earnings were $115 million compared to $33 million in 1993. The higher earnings primarily reflect higher realizations of seven cents per pound, lower cost of goods sold of five cents per pound, improved molybdenum results of $23 million, and the absence of rain-related costs of $15 million pretax that occurred in 1993.

Third quarter copper realizations averaged $1.14 per pound, 20 cents higher than the 1993 quarter. Cyprus Amax remains optimistic about the outlook for copper, but continued buying copper puts to provide price protection. These puts ensure a minimum average realization on a London Metals Exchange (LME) basis of an average of 86 cents per pound (LME basis) on 700 million pounds for 1995, and an average of 89 cents per pound (LME basis) on 275 million pounds for the first half of 1996.

Comex copper prices have increased throughout the quarter reflecting robust underlying demand not only domestically, but also worldwide. This reflects continued strong U.S. demand, a resurgence of demand in Europe, continued strength in southeast Asia supported by improving demand in Japan, and buying by investment funds. Comex inventories are at a four year low and combined LME/Comex inventories have decreased 47 percent in the first nine months of 1994.


                                            Three Months               Nine Months
SELECTED OPERATING DATA                 Ended September 30,        Ended September 30,
(In millions except as noted)           -------------------        -------------------
                                           1994       1993            1994      1993
                                        ---------  ---------       ---------  --------

Produced Copper Sold, Pounds                  147        171             477       451
Copper Production, Pounds                     163        158             475       458
Copper Sales Volume, Pounds                   205        191             626       542
Average Copper Realization, $/Pound      $   1.14   $    .94        $   1.02  $    .95
Cost of Sales, $/Pound                   $    .79   $    .82        $    .76  $    .81
Net Cash Cost, $/Pound                   $    .71   $    .69        $    .70  $    .75
Full Cost, $/Pound                       $    .80   $    .74        $    .78  $    .79

Bagdad
- - ------
Production - Pounds                            51         61             146       161
Material Mined - Tons                        17.2       17.3            50.5      49.3
Ore Mined - Tons                              7.6        6.6            21.7      20.8
Stripping Ratio                              1.26       1.56            1.33      1.33
Ore Milled - Tons                             6.9        6.5            20.3      19.4
Ore Grade - %                                 .41        .59             .41       .54

Miami
- - -----
Production - Pounds                            30         28              89        85
Material Mined - Tons                        20.5       17.2            63.6      42.3
Ore Mined - Tons                              6.3        8.5            22.8      20.5
Stripping Ratio                              2.27       1.03            1.79      1.07
Ore Grade - %                                 .44        .32             .39       .35

Sierrita/Twin Buttes
- - --------------------
Production - Pounds                            60         64             192       193
Material Mined - Tons                        20.0       17.0            56.6      53.2
Ore Mined - Tons                             10.6        8.2            30.1      26.2
Stripping Ratio -
 Sierrita/Twin Buttes                         .89        .96             .84       .96
Ore Milled - Tons                            10.0        8.9            28.8      26.5
Ore Grade - %                                 .32        .38             .36       .39



                                               Three Months               Nine Months
SELECTED OPERATING DATA (Continued)        Ended September 30,        Ended September 30,
(In millions except as noted)              -------------------        -------------------
                                           1994           1993        1994           1993
                                           ----           ----        ----           ----
Molybdenum Sales - Pounds                    22              8          62             25
Produced Moly Sold - Pounds                  18              8          52             25
Molybdenum Production - Pounds               14              7          41             19
Average Metals Week Dealer
        -----------
  Oxide Price - $/Pound                    3.52           2.40        3.17           2.22

Henderson
- - ---------
Production - Pounds                         7.0              -        17.8              -
Material Mined - Tons                       1.2              -         3.1              -
Ore Milled - Tons                           1.2              -         3.1              -
Ore Grade - %                               .52              -         .51              -

During the quarter, Cyprus Amax sold 147 million pounds of produced copper, 24 million pounds less than in the 1993 third quarter because of reduced smelter throughput and lower production of electrorefining cathodes in preparation for transition to the new refinery, which began production in mid-October 1994.
Cost of sales declined three cents per pound from the 1993 period to 79 cents per pound for the third quarter of 1994 due to higher by-product credits for molybdenum, lower mining costs which reflect the realization of significant efficiencies from the mine fleet modernization program and personnel reductions, partially offset by higher milling costs.

Copper production totalled 163 million pounds for the quarter, five million pounds higher than in 1993, primarily due to the addition of Cerro Verde and Tohono production of nine million pounds each, partially offset by lower Bagdad and Sierrita production. Copper production in the third quarter of 1994 was affected by August and September rains in Arizona which diluted solutions at Miami, and by lower throughput at Bagdad related to expansion of the newly installed water flush crushing system, as optimization efforts continue. At our recently acquired Cerro Verde mine, test heaps have been constructed and work is underway to determine optimal operating practices for maximum copper recovery. Also, specific, on-going management actions are focussed on the crushing stage of operations at Bagdad. With the positive effects of these modifications, 1994 production is expected to reach approximately 650 million pounds and costs should be reduced. Additionally, our Arizona mines have increased mining productivity 31 percent and milling productivity 21 percent. Restructuring at the Copper division has entered a new phase, and we are eliminating a total of 200 additional positions at the Miami and Bagdad mines. This action should result in future cost savings of about $10 million annually.

Third quarter net cash costs for copper equalled 71 cents per pound, two cents higher than the 69 cents per pound for the third quarter of 1993. Cash costs at the three major Arizona mines were 68 cents per pound despite lower ore grades at Bagdad and Sierrita, and a higher stripping ratio at Miami. Inclusion of leaching costs for evaluation of the Tohono project and the development program at Cerro Verde added approximately three cents per pound to company-wide cash copper costs during the quarter. These effects were offset partially by higher by-product credits for molybdenum and higher mill throughput at Sierrita and Bagdad.

The smelter operated above planned capacity when no gas offtake or transformer problems occurred. The transformers have been replaced, and reworked hood modifications allowed much improved performance in October and should permit satisfactory operation until the modified hood is installed.

Molybdenum operations earned $7 million for the third quarter. With the merger's addition of the Henderson mine, production increased to 14 million pounds from seven million pounds, and sales increased to 22 million from eight million pounds for the third quarter of 1994 compared to the 1993 period. The majority of the Company's molybdenum production is sold under contracts having quarterly pricing mechanisms. Strong demand has resulted in a drawdown of higher-cost inventories acquired in the Amax merger. Increased production and the reengineering of operations at the Henderson mine and all downstream operations have significantly reduced costs. Since September 30, 1994, the Company has continued to experience strong demand and the Company anticipates increased realizations if this demand continues.

OTHER MINERALS

                                                      Three Months           Nine Months
                                                   Ended September 30,    Ended September 30,
                                                   -------------------    -------------------
SELECTED RESULTS (In millions)                      1994         1993        1994       1993
                                                   ------       ------      ------     ------
  Segment Operating Income                         $   42       $    3      $   44     $   16
                                                   ======       ======      ======     ======
  Lithium                                          $    7       $    5      $   18     $   18
  Iron Ore                                             30            5          34          9
  Businesses Sold/Non-Operating
   (Gold, Barite, Other)                               (1)           1          (3)         7
  Exploration Expense                                   6           (8)         (5)       (18)
                                                    ------       ------      ------     ------
  Total                                             $  42       $    3      $   44     $   16
                                                    ======       ======      ======     ======

SELECTED OPERATING DATA (In millions)

  Lithium
      Sales Volumes - Millions of Lbs.
      Carbonate Equiv.                                7.6          7.2        24.1       23.5
  Iron Ore
      Sales Volumes - Thousands of Long Tons        1,044        1,299       2,599      2,434
  Gold
      Sales Volumes - Thousands of Ounces              24            6          76        101
       (including 42% equity share of Amax Gold)
      Gold Price - $/Ounce                            400          374         401        354

OTHER MINERALS, which includes Lithium, Gold, Iron Ore, and Exploration, contributed combined earnings for the third quarter of 1994 of $42 million,
compared to $3 million for 1993.   Lithium earned $7 million, which was record
quarterly earnings and $2 million higher than 1993. The Northshore iron ore operation earned $30 million for the quarter, including a $28 million pretax gain on the sale of this operation. Exploration earned $6 million, primarily from the $12 million pretax gain on the sale of our interest in an Australian exploration project.

Year-to-date earnings for Other Minerals equalled $44 million, or $28 million more than in the first nine months of 1993, due primarily to the gain on the sale of the Iron Ore business.

CORPORATE expenses for the third quarter were $12 million, or $6 million higher, and for the first nine months of 1994 were $33 million, or $16 million higher, than the same periods in 1993. Changes in stock appreciation rights (SARs) accounted for $2 million of the quarter change and $7 million for the nine months change, attributable to Cyprus Amax's higher stock price in 1994. Other expenses increased for the quarter and first nine months due to the incremental cost of the combined Cyprus Amax entity.

INTEREST, EQUITY, AND OTHER expense was $22 million for the 1994 third quarter compared to expense of $10 million for 1993. Higher interest expense primarily reflected the assumption of Amax Inc.'s long-term debt resulting from the merger. Cyprus Amax's equity share in Oakbridge's loss and Amax Gold's loss totalled

$1 million and $3 million, respectively. Year-to-date interest, equity, and other expense of $65 million was $48 million higher than in 1993 primarily because of increased interest of $40 million and Cyprus Amax's equity share of $7 million of losses from Amax Gold.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1994, Cyprus Amax maintained its strong financial condition with long-term debt as a percentage of total capitalization of 34.5 percent and a ratio of current assets to current liabilities of 1.4 to 1.0. At December 31, 1993, the comparable ratios were 36.6 percent and 1.0 to 1.0, respectively. The decrease in the debt to total capitalization ratio resulted from the retirement of $72 million of debt.

The Company's cash balance increased from $96 million at year-end to $231 million at September 30 primarily due to the sale of the oil and gas business for after-tax net proceeds of approximately $680 million, the sale of iron ore assets for after-tax net proceeds of approximately $90 million, partially offset by a $330 million payment for El Abra mineral interest, capital expenditures of $282 million, and the $63 million net payment for settlement of the Minerals Management Service coal royalty. Cash provided by continuing operations was $18 million which included non-debt working capital increases of $151 million. Included in working capital changes is the $63 million net royalty settlement, income tax payments of $57 million, and net interest payments of $70 million.

For the first nine months of 1994, capital expenditures for Copper and Coal were $171 million and $80 million, respectively. In Copper, the new electrorefinery at Miami accounted for $60 million of spending while Coal's capital spending was primarily for cost reduction, sustaining and replacement capital. Total capital spending in 1994 excluding acquisitions is projected to be approximately $400 million, with over 60 percent spent on copper projects.

On June 28, 1994, Cyprus Amax acquired a 51 percent interest in Sociedad Contractual Minera El Abra, which owns the mineral rights to the El Abra copper deposit in Chile, for $330 million. Development of the mine will require an investment estimated at approximately $1 billion. Funding of the billion dollar investment to develop the oxide reserves will include approximately $300 million of subordinated shareholder loans contributed by Cyprus Amax and approximately $700 million of limited recourse debt financing, which will be arranged by Cyprus Amax. On March 21, 1994, Cyprus Amax acquired 91.5 percent of the shares of Sociedad Minera Cerro Verde, S.A., which owns and operates a producing copper mine in Peru at a cost of approximately $31 million. The initial capital program for Cerro Verde is expected to be $130 million, including expanding SX-EW production and upgrading mine equipment. Cyprus Amax's additional future investment commitment for Cerro Verde is $345 million, which is conditional based upon a favorable feasibility study to develop a modern milling facility, favorable copper prices, a stable political environment, and other conditions.

Cyprus Amax expects to fund the growth of its core businesses partly through the sale of selected, non-strategic assets, such as the sale of Oil & Gas and the September 30, 1994, sale of its Northshore iron ore mine and processing facilities. Also, in June 1994 Cyprus Amax filed a "universal shelf" registration statement with the Securities and Exchange Commission that will enable the Company to sell an aggregate of up to $500 million of equity and/or debt securities. The current portion of debt and interest scheduled for repayment in the fourth quarter 1994 is $161 million and $50 million, respectively. The outlays will be funded from cash reserves and operating cash flows.

For the full year 1994 Cyprus expects to spend approximately $100 million for reclamation, remediation, and environmental compliance.

On April 15, 1994, Cyprus Amax and Amax Gold Inc. (AGI) entered into an agreement whereby the Company will provide AGI with a $100 million double convertible line of credit. The outstanding indebtedness under the line of credit may be repaid by AGI with the issuance of AGI convertible preferred stock, which in turn could be converted into AGI common stock at $8.265 per share. This represents approximately 12.1 million AGI shares. As of September 30, 1994, AGI had no outstanding debt under this line of credit.

Additionally, in August 1994 AGI repaid a $26 million loan from Cyprus Amax. In January 1994 the Cyprus Amax Board of Directors approved the purchase of three million shares of AGI common stock as repayment of $21 million of the amounts outstanding under such note. AGI shareholder approval for these transactions was received in July 1994, and following the issuance of the stock, Cyprus Amax owns approximately 42 percent of AGI.

Cyprus Amax paid a regular quarterly dividend of 20 cents per share on its Common Stock and $1.00 per preferred share during the quarter. At September 30, 1994, 92,526,582 shares of the Company's Common Stock were outstanding.

                          PART II - OTHER INFORMATION
                          ---------------------------


ITEM 1.  LEGAL PROCEEDINGS
- - --------------------------

See Note 5 to Financial Statements.

ITEM 2.  CHANGES IN SECURITIES
- - ------------------------------

Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
- - ----------------------------------------

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- - ------------------------------------------------------------

Not applicable.

ITEM 5.  OTHER INFORMATION
- - --------------------------

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
- - -----------------------------------------

(a) The following Exhibits are being filed as part of this Quarterly Report on Form 10-Q:

                                                                Page in
                                                               Sequential
 Exhibit                                                       Numbering
 Number                         Document                         System
- - ---------  --------------------------------------------------  ----------

  (11)      Statement re computation of per share earnings.        19
  (15)      Letter re unaudited interim financial information.     21
  (27)      Financial data schedule.                               23

(b) No Current Report on Form 8-K was filed during the quarter ended September 30, 1994.

                                   SIGNATURE
                                   ---------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            CYPRUS AMAX MINERALS COMPANY
                                            ----------------------------
                                                      Registrant



Date:    November 10, 1994             /s/            JOHN TARABA
       ----------------------          --------------------------------------
                                                      John Taraba
                                                  Vice President and
                                                      Controller