Form 10-K
period 1994-12-31
CYPRUS AMAX MINERALS CO
filed 1995-03-28
CIK 769589

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                              ------------------
                                   FORM 10-K
[Mark One]
   [X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1994
                                       OR
   [_]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period from __________ to __________

                         Commission File Number 1-10040

                              ------------------

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

                              ------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                               Name of each exchange
               Title of each class              on which registered
               -------------------             ---------------------
        COMMON STOCK, WITHOUT PAR VALUE NEW YORK STOCK EXCHANGE PREFERRED SHARE PURCHASE RIGHTS NEW YORK STOCK EXCHANGE
        9-7/8% NOTES DUE JUNE 13, 2001       NEW YORK STOCK EXCHANGE

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X     No      .
                                               _____      _____

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   Aggregate market value of voting stock held by non-affiliates, based on a closing price of $27 7/8 as of March 24, 1995, was approximately $2,569,618,000.

   Number of shares of common stock outstanding as of March 24, 1995, was 92,653,081.

                      DOCUMENTS INCORPORATED BY REFERENCE


   1994 Annual Report to Shareholders (Parts I, II and IV). Proxy Statement for the 1995 Annual Meeting to be filed within 120 days after the fiscal year (Part III).

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                          CYPRUS AMAX MINERALS COMPANY
                                     PART I


ITEMS 1 AND 2.  BUSINESS AND PROPERTIES

   On November 15, 1993, AMAX Inc. (Amax) merged with and into Cyprus Minerals Company (Cyprus) to create one of the world's largest natural resource companies. Cyprus Amax Minerals Company (Cyprus Amax or the Company) is a diversified mining company engaged, directly or through its subsidiaries and affiliates, in the exploration for and extraction, processing, and marketing of mineral resources. Cyprus Amax operates in three principal industry segments:
Copper/Molybdenum; Coal; and Other (which includes lithium and exploration). Cyprus Amax is a leading copper and coal producer, the world's largest producer of molybdenum and lithium, with a significant position in gold via its 42 percent interest in Amax Gold Inc. Cyprus Amax was incorporated in Delaware in 1969 and operates primarily in the United States. As of December 31, 1994, Cyprus Amax employed approximately 9,500 employees. Its principal office is located at 9100 East Mineral Circle, Englewood, Colorado 80112.

   A description of Cyprus Amax's major properties and operations is set forth below. Except as otherwise stated, data are expressed in short tons of 2,000 pounds and troy ounces of 31.103 grams. Except as otherwise stated, the term "reserves" when used herein refers to proved and probable reserves for copper, molybdenum, gold, and coal, and proved reserves for lithium. Reserve estimates were prepared by Cyprus Amax's engineers. Information regarding Cyprus Amax's mineral reserves and selected operating statistics are incorporated by reference from page 53 of the 1994 Annual Report to Shareholders (1994 Annual Report). In addition, data related to Cyprus Amax's industry segments and foreign and domestic operations and export sales are incorporated by reference from "Management's Discussion and Analysis of Results of Operations and Financial Condition" (Management's Discussion), pages 26 through 33 in the 1994 Annual Report, and from Note 19 to the Financial Statements on pages 50 and 51 in the 1994 Annual Report. Except as otherwise stated, Cyprus Amax has physical access to its properties and conventional sources of power adequate to carry on its business currently as conducted.

   The term Cyprus Amax or the Company when used herein may refer collectively to the parent Cyprus Amax Minerals Company and its subsidiaries and affiliates, or to one or more of them, depending upon the context.

                           COPPER/MOLYBDENUM SEGMENT

    Cyprus Amax explores for, mines, processes, and markets copper and molybdenum and certain other by-product minerals. Production information at Cyprus Amax's principal mine operations in the Copper/Molybdenum segment is summarized in the following tables for the years 1994 and 1993. The 1994 year-end ore reserve information is as follows:

Ore Reserves                                   December 31, 1994
- ------------            ----------------------------------------------------------------
                                                                       Saleable Product
                        Proven and Probable                           ------------------
                         Ore Reserves/(1)/        Average Grade       Copper  Molybdenum
                        --------------------  ----------------------  ------  ----------
                             (Millions         Copper    Molybdenum   (Millions of Lbs.)
                              of Tons)        --------  ------------
                                                (%)         (%)
  Operation
  ---------

Bagdad                         1,193             .37       .020        7,145      331
Sierrita/Twin Buttes             868             .28       .029        3,989      365
Miami                            278             .46         -         1,570        -
Tohono                            17             .49         -            82        -
El Abra/(2)/                     448             .54         -         3,781        -
Cerro Verde                      653             .66       .021        6,996      133
Pinos Altos                        -            5.15         -             6        -
Mineral Park                      67             .23         -           201        -
Henderson                        176               -       .231            -      724
Climax                           146               -       .233            -      590
                             -------                                  ------   ------
                               3,846                                  23,770    2,143
                             =======                                  ======   ======

- ------------
/(1)/ Mine extraction losses and dilution have been taken into account in the calculation of mineable ore reserves shown.
/(2)/ Represents Cyprus Amax's 51 percent interest in El Abra's ore reserves.


Mine Statistics                     1994                           1993
- ---------------         -----------------------------  -----------------------------
                         Material    Ore   Stripping    Material    Ore   Stripping
                        Mined/(1)/  Mined  Ratio/(2)/  Mined/(1)/  Mined  Ratio/(2)/
                        ----------  -----  ----------  ----------  -----  ----------
                        (Millions of Tons)             (Millions of Tons)
     Operation
     ---------
Bagdad                       66        29     1.28          66      28       1.38
Sierrita/Twin Buttes         76        40      .83          71      35        .92
Miami                        83        31     1.71          61      29       1.14
Tohono                       11         5      .97           -       -          -
Cerro Verde/(3)/              8         3     1.75           -       -          -
Henderson                     5         5        -           1       1          -
                           ----      ----                 ----     ---
     Total                  249       113                  199      93
                           ====      ====                 ====     ===

- ------------
/(1)/  Includes ore and waste mined on a wet short ton basis.
/(2)/  Represents the ratio of waste to ore mined.
/(3)/  Acquired March 20, 1994.

Ore Processed Statistics
- ------------------------
                                                 1994                                       1993
                               ----------------------------------------  -------------------------------------------
                                                        Ore Grade                                   Ore Grade
                                                   --------------------                      -----------------------
                                 Ore Processed     Copper   Molybdenum     Ore Processed       Copper    Molybdenum
                               ------------------  -------  -----------  ------------------  ----------  -----------
                               (Millions of Tons)       (Percent)        (Millions of Tons)        (Percent)
  Operation
  ---------
Bagdad - Mill                          27            .42       .024              26             .56         .024
    - Leach                            13            .16          -              14             .18            -
Sierrita/Twin Buttes - Mill            39            .35       .041              36             .39         .037
     - Leach                            7            .12          -               7             .15            -
Miami - Leach                          31            .39          -              29             .34            -
Tohono - Leach                          5            .52          -               -               -            -
Cerro Verde - Leach                     3           1.17          -               -               -            -
Henderson/(2)/ - Mill                   5              -       .301               1               -         .286
                                     ----                                      ----
 Total                                130                                       113
                                     ====                                      ====


Production                                            1994                               1993
- ----------                                 ----------------------               ---------------------
                                           Copper      Molybdenum               Copper     Molybdenum
                                           ------      ----------               ------     ----------
                                             (Millions of Pounds)               (Millions of Pounds)
   Operation
   ---------
Bagdad                                       205           9                     231             8
Sierrita/Twin Buttes                         253          22                     264            18
Miami                                        119           -                     113             -
Tohono/(1)/                                   24           -                       -             -
Cerro Verde                                   32           -                       -             -
Henderson/(2)/                                 -          26                       -             3
Other/(3)/                                    15           -                      24             -
                                            ----         ---                    ----           ---
  Total                                      648          57                     632            29
                                            ====         ===                    ====           ===

- ------------
/(1)/ Includes roaster loss netted against underground leach production in 1993. /(2)/ 1993 includes the 47-day period following the merger.
/(3)/ Includes Pinos Altos, Mineral Park and by-product production from Selwyn in 1993.

CYPRUS CLIMAX METALS COPPER/MOLYBDENUM OPERATIONS

   In 1994 Cyprus Amax produced 648 million pounds of copper and 57 million pounds of molybdenum from its copper and molybdenum operations. During 1994 the Company acquired the El Abra and Cerro Verde properties in South America, continued fleet modernization at Bagdad, Sierrita, and Miami, and completed a new electrorefinery at Miami.

Bagdad

   At the Bagdad mine in northwestern Arizona, Cyprus Amax mines primarily copper sulfide ore and produces copper concentrates with significant molybdenum and minor silver by-products. The operation consists of an open pit mine, an approximately 85,000 ton per day sulfide ore concentrator producing copper and molybdenum concentrates, and an oxide and low grade sulfide ore dump leaching system with a solvent extraction-electrowinning (SX-EW) plant producing copper cathode. In 1994 Bagdad produced 31 million pounds, or 15 percent of its total copper production, as electrowon copper cathode. In 1994, sulfide copper production was reduced by a 25 percent lower ore grade than in 1993. In 1994 the Bagdad concentrator milled approximately 27 million tons of ore, up one million tons from 1993 due to the phase-in of mill expansion equipment. In early 1995 the concentrator has generally been operating above capacity due to various improvements. Cyprus Amax owns the mine and holds the tailings areas primarily under Arizona state commercial leases.

Sierrita/Twin Buttes

   Cyprus Amax operates its adjacent Sierrita and Twin Buttes mines in south central Arizona as one consolidated operation. Cyprus Amax owns the Sierrita copper and molybdenum mine, which consists of an open pit mine, a 110,000 ton per day sulfide ore concentrator, a molybdenum recovery plant, and two molybdenum roasters. Sierrita's facilities are located on patented and unpatented mining claims and fee land owned by Cyprus Amax. Copper ore mined at Sierrita is processed at Sierrita into copper and molybdenum concentrates. Sierrita also uses an oxide and low grade sulfide ore dump leaching system with an SX-EW plant to produce copper cathode. Total Sierrita/Twin Buttes electrowon copper cathode production in 1994 totalled 30 million pounds, or 12 percent of its total copper production. Nearly one-half of Cyprus Amax's molybdenum concentrate production is processed through Sierrita's on-site roasters, which are currently operating at capacity. The resulting molybdenum oxide and related products are either packaged for shipment to customers worldwide or transported to other facilities for further processing.

   Cyprus Amax leases the Twin Buttes open pit copper mine under a 15-year lease entered into in March 1988. Material from Twin Buttes formerly was transported to Sierrita for processing via a six-mile conveyor system; however, sulfide ore from Twin Buttes was depleted early in 1994. Additional Sierrita ore production is replacing the Twin Buttes ore in the mill. Currently, a small amount of leachable material is being taken off waste dumps at Twin Buttes and trucked to Sierrita for heap leaching.

Miami

   The Miami operations consist of an open pit mine producing acid soluble ore for heap leaching operations, an SX-EW plant producing copper cathode, a smelter, an electrolytic refinery, and a rod plant. The facilities are located near Miami, Arizona, on a combination of fee property owned by Cyprus Amax, patented and unpatented mining and mill site claims, and private and state leases. Miami's 1994 production of 119 million pounds of copper cathode from the leaching and SX-EW operations was below capacity of approximately 130 million pounds due to lingering effects of the heavy rainfall in early 1993. Expansion of the SX-EW plant capacity to 160 million pounds will be completed during 1995.

   The smelter operated below its capacity of 650,000 tons of copper concentrate throughput, smelting 470,000 tons in 1994, due to continued leaks in the off-take gas cooling hood. During January and February of 1995 the hood was replaced which is expected to allow the smelter to be operating at design capacity in the second quarter of 1995. Construction of the new electrorefinery was completed and start-up occurred on schedule in the fourth quarter of 1994. With installation of the new smelter hood and completion of construction of the new 380 million pounds per year electrorefinery, Cyprus Amax became self-sufficient in domestic copper smelting and refining.

   The Miami rod plant operated above rated capacity during 1994, producing about 280 million pounds of copper rod.


Cerro Verde

   In March 1994 Cyprus Amax acquired approximately 91.5 percent of the common stock of Sociedad Minera Cerro Verde S.A. (Cerro Verde) at a cost of approximately $31 million. The Peruvian government previously owned and operated the mine. Cerro Verde owns the underlying mining concessions which contain over 650 million tons of reserves as well as over 15,000 acres of mining concessions. The operation located approximately 30 kilometers southwest of Arequipa, Peru, consists of two open pits, the Cerro Verde and the Santa Rosa, a heap leach operation and an SX-EW plant. The mine currently has capacity to produce approximately 65 million pounds of electrowon copper cathode and is upgrading and expanding its facilities to be able to produce at an annual rate of about 100 million pounds of cathode. In 1994 Cerro Verde produced approximately 39 million pounds of copper cathode for the full year, of which 32 million pounds were produced subsequent to acquisition. In 1995 approximately 4 million tons of ore will be processed through primary, secondary and tertiary crushers and placed on leach pads after agglomeration. In late 1995, Cerro Verde is expected to complete a feasibility study to determine the economic viability of constructing a concentrator to produce copper contained in concentrate.

El Abra

   In June 1994 Cyprus Amax acquired 51 percent of El Abra from Corporacion Nacional de Cobre de Chile (Codelco) at a cost of $330 million. The remaining 49 percent was retained by Codelco, a state-owned enterprise. El Abra holds mining concessions over more than 33,000 acres of land in the copper rich Second Region of northern Chile. Cyprus Amax's share of identified leach reserves is about 450 million tons. The feasibility study for the El Abra oxide project is complete, and construction started in February 1995. Production is scheduled to begin in early 1997 and by mid-1997 Cyprus Amax's share of annualized production is expected to be about 250 million pounds of cathode copper. Based on drilling to date, the project is expected to have a life of 17 years. It is anticipated that further drilling could add reserves to this project which would increase annual production and extend mine life. El Abra also contains sulfide ore, with currently identified geologic resources of about 500 million tons, creating opportunity for expansion. In addition, there is good exploration potential for additional deposits on the mining concession.

Henderson

     Cyprus Amax owns the underground Henderson mine near Empire, Colorado. The operation consists of an underground block caving mine where molybdenite ore is mined and transported to a conventional sulfide mill. The concentrator is capable of operating at a rate of 28,000 tons of ore per day, producing molybdenum sulfide concentrates containing up to 58 percent molybdenum. Both the mine and mill are located on fee land owned by Cyprus Amax. Most of the concentrates are shipped to the Company's Fort Madison roasting and chemicals processing facility in Iowa where a number of different products are made for final sale to customers. A portion of Henderson's production is sold directly to customers as molybdenum sulfide. In 1994, Henderson produced 5 million tons of ore containing 26 million pounds of molybdenum. In the last half of 1994 production from the Henderson mine was increased in response to strong customer demand for molybdenum products, and it is now operating essentially at capacity.

Climax

     Cyprus Amax owns the Climax mine near Leadville, Colorado. Historically, the operation consisted of both an underground and open pit mine and an 18,000 ton per day concentrator. The property, owned in fee by Cyprus Amax, occupies more than 14,000 acres. In response to increased customer demand, Cyprus Amax recently announced it will reopen the Climax open pit mine early in the second quarter of 1995, initially using contract mining. The mine and mill are anticipated to produce at an annual rate of between 10 and 20 million pounds of molybdenum. Most of Climax's concentrate production will be shipped to the Fort Madison roasting and chemicals processing facility.

Other Operations

   Cyprus Amax's other copper operations include the Tohono operation in south central Arizona, which consists of a test open pit producing acid soluble ore for heap leaching and an SX-EW plant producing copper cathode. The facility is located on reservation lands leased from the Tohono O'Odham Nation where Cyprus Amax is investigating various alternatives for large scale copper production through open pit mining and heap leaching technology. In 1994 Tohono produced about 24 million pounds of copper. Tohono also has two concentrate roasters which have been on care-and-maintenance status since the fourth quarter of 1993. The Pinos Altos copper mine in southwest New Mexico will exhaust its ore reserves and close during the second quarter of 1995. The mine is located on a combination of unpatented federal mining claims and fee properties which are owned by Cyprus Amax subject to certain reversionary interests. The mine and mill produced nearly 15 million pounds of copper in concentrate in 1994. Cyprus Amax operates the Mineral Park mine, which was an in-place leach and precipitate operation converted to an SX-EW operation in 1994 capable of producing 6 to 8 million pounds of copper per annum. Production at Mineral Park commenced in early 1995. The mine is located in northwest Arizona on fee land owned by Cyprus Amax and on unpatented mining claims and mill sites. Cyprus Amax also owns a molybdenum operation and potential copper resource near Tonopah, Nevada, including an open pit mine and related mining equipment. The facility, located on fee land owned by Cyprus Amax and on unpatented federal mining claims and mill sites, is on care-and-maintenance status. Cyprus Amax owns and operates a rod plant located in Chicago, Illinois. This facility is located on fee land owned by Cyprus Amax and in 1994 operated at capacity to produce over 300 million pounds of high quality continuous cast copper rod.

   Cyprus Amax leases office space in Tempe, Arizona, for copper and molybdenum administration and sales and leases space for small sales offices in Pittsburgh, Pennsylvania; Dusseldorf, Germany; and Tokyo, Japan.

Conversion Facilities

     Molybdenum Conversion Facilities.  Cyprus Amax processes molybdenum
     --------------------------------
concentrates at its conversion plants in the United States and Europe into such products as technical grade molybdic oxide, ferromolybdenum, pure molybdic oxide, ammonium molybdates and molysulfide powder. The Company operates molybdenum roasters at the Sierrita, Arizona; Fort Madison, Iowa; and Rotterdam, Netherlands plants. The molybdenum roasting facilities at Sierrita and Fort Madison currently are operating at capacity.

   The Fort Madison Conversion Plant is located in Fort Madison, Iowa. The plant site occupies 90 acres of 790 acres owned tract. An additional 200 acres is located ten miles from the plant and is utilized as a solid waste landfill. The facilities consist of a molybdenum roaster, a sulfuric acid plant, a metallurgical (technical oxide) packaging facility, and a chemical conversion plant which includes a wet chemicals plant and sublimation equipment.
Molybdenum roaster capacity is currently being expanded from 33 million to 38 million pounds per year and chemical production capacity is being expanded from 12 million to 22 million pounds per year. In the chemical plant, technical grade oxide is further refined into various high purity molybdenum chemicals for a wide range of uses by chemical and catalyst manufacturers. Fort Madison produces ammonium dimolybdate, pure molybdic oxide, ammonium heptamolybdate, ammonium octamolybdate, sodium molybdate, sublimed pure oxide and molybdenum sulfide.

     Specialty Metals.  Climax Performance Materials Corporation produces powder
     ----------------
and mill products of pure molybdenum, molybdenum alloys, tungsten and certain nickel-based alloys at plants located in Coldwater, Michigan and Cleveland, Ohio. Products manufactured at these plants are used in industrial, aerospace, defense, and medical applications where special physical and mechanical properties are required. These include high temperature furnaces, melting electrodes for container and insulation glass, deep gas well tubing, tooling for aluminum, brass, zinc, and magnesium die casting, x-ray targets and body implants, heat dissipating devices for semi-conductors, and power amplifier tubes.

   Additional business units include Climax Specialty Metals Fabrication, Ltd.
(CSMF) in the United Kingdom, 10 percent owned by Murex (SKW), that supplies fabricated refractory metal components to the electronics, defense, aerospace, materials processing, glass and chemical processing industries, and a plant in Forbes Road, Pennsylvania that produces fabricated electronic components.

   During December 1994 Molytech SA closed its molybdenum fabricating facilities and its operations were consolidated with CSMF. A polymer additives business in Coldwater, Michigan, was sold in 1994. Cyprus Amax's microelectronic materials business located in Golden, Colorado, was sold in the first quarter of 1995.

Equity Interests

   Tungsten. Cyprus Amax sold its 48 percent interest in Canada Tungsten to
   --------
Aur Resources in August 1994.

   Metals Recovery.  Cyprus Amax has a 50% partnership interest with a
   ---------------
subsidiary of Shell Oil Company in an industrial waste recycling operation located in Braithwaite, Louisiana. Recoverable products include vanadium, molybdenum, alumina trihydrate, and nickel-cobalt. The partnership's activities also include the recycling of chrome/aluminum sludge from metal finishing.

Copper Processing

   In 1994 Cyprus Amax processed approximately 470,000 tons of Cyprus Amax domestic copper concentrates at its own facilities, or two-thirds of its 1994 copper concentrate production. The balance of Cyprus Amax's 1994 copper concentrate production was treated under arrangements with third parties or sold as copper concentrates. Construction of the new electrorefinery at Miami was completed and start-up occurred on schedule in the fourth quarter of 1994. At the Miami smelter, continued leaks in the gas off-take cooling hood resulted in reduced 1994 throughput. A new hood was installed in the first quarter of 1995 which is expected to allow the smelter to operate at design capacity in the second quarter of 1995. This, in conjunction with the new refinery, should allow Cyprus Amax to be self-sufficient in domestic copper smelting and refining at current mine production levels.

Copper/Molybdenum Marketing Arrangements

   Cyprus Amax has the capacity to produce about 600 million pounds per year of continuous cast copper rod at its Miami, Arizona and Chicago, Illinois rod mills. This capability gives Cyprus Amax a value-added copper product and access to a broader customer base. Approximately 10 percent of Cyprus Amax's total copper sales were for export markets. Substantially all of Cyprus Amax's copper metal production is committed under sales agreements with metals fabricators at prices which fluctuate with commodity exchange quotations. Cyprus Amax continued to buy copper puts to provide price protection, which ensures a minimum average realization on a London Metals Exchange (LME) basis of an average of $1.05 per pound on 250 million pounds for the second half of 1995, an average of 85 cents per pound on the remaining 1995 sales and an average of 90 cents per pound (LME basis) on about 630 million pounds for 1996. Additionally, in December 1994, Cyprus Amax sold forward 1995 production of 90 million pounds of copper on both the LME and COMEX with prices ranging from $1.24 (LME) to $1.30 (COMEX) per pound and 1996 production of 46 million pounds at a price of $1.07 (LME) per pound.

   Of Cyprus Amax's 645 million pounds of produced copper sales in 1994, 96 million pounds were sold as concentrate, 133 million pounds as cathode, and 416 million pounds as rod. Comparable figures for 1993 were 647 million pounds of produced copper sold, of which 114 million pounds were sold as concentrate, 98 million pounds sold as cathode, and 435 million pounds as rod.

Molybdenum is used primarily in the steel industry for corrosion resistance and strengthening. As is customary, a substantial portion of Cyprus Amax's expected 1995 molybdenum production is committed for sale throughout the world pursuant to annual and spot sale agreements, with most of Cyprus Amax's products priced one quarter ahead.

                                  COAL SEGMENT

   Cyprus Amax mines, cleans, markets, and sells coal to electric utilities and industrial users. The following table shows capacity, quality characteristics and reserves for Cyprus Amax's coal operations for 1994. Eighty-four percent of year-end 1994 developed domestic coal reserves mined with existing facilities meet the 2.5 pounds sulfur dioxide standard in 1995. Sixty-five percent of these reserves satisfy the 1.2 pounds standard effective in 2000.

                                                                                       Year-End 1994 Reserves
                                                                                         (Millions of Tons)
                                                                                ---------------------------------------
                                Annual                                                                        Total
     Coal                      Capacity      Average      Average     Average   Mineable with   Require       Proved
   Operating                  (Millions        Btu       Contained   Recovery     Existing        New      and Probable
     Unit           Type       of Tons)     per Pound     Sulfur %       %       Facilities    Facilities    Reserves
- ---------------  -----------  ----------  -------------  ----------  ---------  -------------  ----------  ------------

Pennsylvania     underground     8-9      13,000-13,200    1.2-3.0      70-90         201           69          270
West Virginia    surface and       7      11,700-14,000    0.6-1.8     60-100          80           58          138
                 underground
Kentucky         surface and     6-7      11,300-13,000    0.8-1.7     65-100         167           32          199
                 underground
Midwest          surface and    9-12      11,000-11,500    0.6-4.0     65-100          93          707          800
                 underground
Wyoming          surface          38        8,270-8,515    0.3-0.4        100         934            0          934
Colorado         underground      11      10,600-11,250    0.4-0.6        100         110            0          110
Utah             underground       4      11,400-12,000    0.5-0.6     90-100          17           70           87
                                                                                    -----          ---        -----
                                                                                    1,602          936        2,538
                                                                                    =====          ===        =====

   In 1994 Cyprus Amax produced 75 million tons of coal and sold 76 million tons. In addition, Cyprus Amax's share (approximately 40 percent) of Oakbridge Limited represented 4 million tons of production and 5 million tons of shipments. The increase in 1994 production over 1993 is due to the Cyprus Amax merger, therefore 1993 results only included 47 days of merged operations. Production from Cyprus Amax's coal operations is shown in the table below:


                                      Production
                       Coal           ----------
                  Operating Unit      1994  1993
                  --------------      ----  ----
                                  (Millions of Tons)
                 Pennsylvania           7     5
                 West Virginia          6     2
                 Kentucky               5     4
                 Midwest                9     1
                 Wyoming               36     5
                 Colorado               9     6
                 Utah                   3     4
                                      ---   ---
                    Total Domestic     75    27

                 Oakbridge
                  (Equity share)        4     2
                                      ---   ---
                                       79    29
                                      ===   ===

Additionally, the average sales price for 1994 and 1993 are shown in the table below:

                                 Average Sales Price
                            ------------------------------
                               Contract          Spot
                            --------------  --------------
                            1994    1993    1994    1993
                            -----  -------  -----  -------
                              ($/Ton)         ($/Ton)

Total Domestic              18.19   22.82   12.08   17.00
Oakbridge (Equity share)    23.64   23.09   19.77   17.24

COAL OPERATIONS

Pennsylvania

   The Emerald and Cumberland mines are contiguous underground operations located in the southwestern part of Pennsylvania. Cumberland was acquired from U.S. Steel Mining Company in May 1993. In addition to the mine, the purchase included a preparation plant and barge loading facility on the Monongahela River. A multi-year program is underway to re-equip Cumberland. In October 1994 a new longwall system was commissioned to improve productivity and increase production. Both mines are in the Pittsburgh coal seam and are mined utilizing the longwall mining method and the reserves are owned by Cyprus Amax. Coal is processed through preparation plants and is transported by rail and river barge to utilities in the Northeast and Midwest. The hourly work force at both mines is represented by the United Mine Workers of America (UMWA). Several pieces of major mining equipment, including the new Cumberland longwall, are leased. The remainder of the mining equipment is owned.

West Virginia

   The Kanawha River operations, located approximately 25 miles east of Charleston, West Virginia, consist of the Stockton underground mine and the Dunn and Armstrong Creek surface mines. The underground mine utilizes continuous miners; the surface mines currently employ trucks, hydraulic excavators and endloaders. The Dunn surface mine restarted a dragline in mid-1994. Both raw and processed coal of various qualities are marketed to electric utilities and industrial customers; transportation is primarily by barge. Maple Meadow mine produces high grade, low volatile metallurgical coal from an underground mine located in Raleigh County, West Virginia. Processed coal from the Maple Meadow mine is transported by rail to steel mills in North America. The West Virginia operations also include a small preparation plant in McDowell County. The hourly work force at all operations is represented by the UMWA. Mining is conducted on owned property and under private leases. Mining equipment is both owned and leased.

Kentucky

   Mountain Coals is primarily a surface operation consisting of two adjacent mines (Star Fire and Lost Mountain) located in eastern Kentucky. Both of these mines are mountaintop removal operations using draglines, shovels and trucks to extract five seams of coal. Mining operations are conducted on fee coal properties and private coal leases, with both owned and leased equipment. A preparation plant is used to wash a portion of the production. Almost all of the production is dedicated to long-term contracts with two utility customers. In addition to the surface operations, there is an underground mine and preparation plant (Pine Mountain) producing approximately 1.4 million tons of coal per year utilizing a contract miner. All the processed coal is transported by rail. In late 1993, the hourly work force at Mountain Coals voted to be represented by the UMWA and a contract was ratified in May 1994.

Midwest

   Midwest operations consist of four surface mines and a large underground mine located in southern Indiana and Illinois plus a small dragline operation in Tennessee. The Chinook mine (located in Clay and Vigo counties of west central Indiana), the Delta mine (Williamson and Saline Counties in Illinois) and the Minnehaha mine (Sullivan County, Indiana) all deploy large draglines to uncover multiple seams of coal. All three mines process coal through preparation plants and deliver coal by unit train to utility customers. Almost all of the production from Chinook and Delta is dedicated under long-term contracts. Minnehaha's coal supply contract expired at the end of 1994 and replacement sales are being pursued in the open market. The Sycamore surface mine operates in Knox County, Indiana from which coal is trucked to utility and industrial accounts. The Wabash underground mine is located in Wabash County,

Illinois. Wabash continuous miners access the Illinois #5 seam and coal is conveyed to the surface and processed prior to shipment. The facility's major contract customer is located ten rail miles from the mine. The Ayrshire mine (located in Warrich County, Indiana) is reclaiming areas that were formerly surface mined. There are remaining reserves at this site which are being evaluated for future mining. Hourly employees at the Indiana and Illinois mines are represented by the UMWA. Skyline mine is located in Sequatchie County, Tennessee. The coal is uncovered by a mid-sized dragline and transported raw to utility and industrial customers by rail and truck. Throughout the Midwest, surface and mineral rights are controlled through fee ownership and private leases. Mining equipment is predominantly owned, although a portion is leased.

Colorado

   Cyprus Amax operates three underground mines in the Colorado operating unit:
Twentymile, Empire and Shoshone. Mining is conducted on a combination of private, state and federal coal leases. All operations use the longwall mining method. The coal is shipped on a raw basis to utility and industrial plants in the West, Midwest and Southeast. The Twentymile and Empire mines are located in northwestern Colorado; the hourly work force at Empire is represented by the UMWA. The Shoshone mine is located in southern Wyoming. The Empire longwall equipment plus a portion of the longwall and several items of mobile mining equipment at Twentymile are leased. The remaining equipment is owned.

Wyoming

   In the Powder River Basin, Cyprus Amax operates two of the nation's largest surface mines -- the Belle Ayr and Eagle Butte mines, which are located near Gillette, Wyoming. The open pit method of mining is used at both mines with shovels and large haul trucks used to remove both overburden and coal. Coal is crushed prior to shipment. Unit trains move coal to utilities in most regions of the country with the majority sold under long-term contracts. Most mining equipment is owned. Surface rights are held through fee ownership while reserves are primarily controlled through federal and state leases.

Utah

   The Utah operating unit consists of the Plateau mine located near Price, Utah, which mines underground reserves utilizing a longwall mining system. Plateau owns its production equipment, including a preparation plant, but leases coal reserves, mainly from the federal government. Plateau sells raw and processed coal, plus a blended product. Plateau's coal is transported from the mine by rail primarily to utility customers in the West and to Pacific Rim markets through West Coast ports.

   The Orchard Valley mine in western Colorado was closed during the third quarter of 1994 and subsequently sold in December 1994. This mine was owned 80 percent by Cyprus Amax, 15 percent by Mitsubishi Corporation of Japan and five percent by Samsung Company Ltd. of Korea.

Australia

   During 1993 Cyprus acquired 100 percent ownership of McIlwraith McEacharn Ltd. of Sydney, Australia, which owned approximately a 40 percent interest and is the operator of Oakbridge Limited of Australia. Cyprus Amax increased its interest in Oakbridge to over 42 percent in early 1995 through privatization of the company and the purchase of minority shareholders' interests. Oakbridge is a major independent coal producer with six mines in New South Wales which produce approximately 12 million tons annually. Proved and probable reserves total 424 million tons of which Cyprus Amax's equity share is 171 million.

   Almost all of Oakbridge's production is exported to the Pacific Rim. Sales generally are made through agents under long-term "evergreen" contracts which provide for annual price negotiations. The sales mix is approximately 70 percent steam coal and 30 percent metallurgical product. Expansion plans are underway to increase annual production to more than 15 million tons to supply growing markets and to reduce the need for purchased blend coals.

Coal Marketing Arrangements

   Almost all of Cyprus Amax's coal sales are steam coal to electric utilities. Approximately 77 percent of Cyprus Amax's 1994 coal sales were made under contracts with an initial duration of one year or longer (term contracts). This percentage is expected to increase to 86 percent in 1995. These contracts are priced using a combination of cost pass-through, base price plus cost index escalation and/or market adjustments. While such contracts generally are more advantageous than sales on the spot market, they can be subject to periodic renegotiation of price and quantity. Most contracts also are subject to partial or complete suspension by the customer or producer during certain force majeure events, such as damage to the customer's plant or work stoppages. In the event of successful enforceability challenges, price/quantity renegotiations, or the occurrence of force majeure events, and upon the expiration of term contracts in accordance with their terms, Cyprus Amax would be required to seek alternative purchasers for the coal through spot market sales or replacement contracts. Currently, the applicable spot price for much of the coal presently subject to such contracts is below the contract price.

   At December 31, 1994, Cyprus Amax had term contracts covering an aggregate of approximately 600 million tons, including 70 million tons to be delivered in 1995. About 12 percent of contracted coal is under agreements which expire before 1999; the remainder is committed under contracts which expire between 1999 and 2020. To maintain current average margins as contracts expire, Cyprus Amax will need to sign new contracts, extend existing contracts, shift volume to operations with advantageous production costs, and reduce mining costs at mines supplying above market price contracts. In 1994 revenues from five coal supply contracts accounted for approximately 32 percent of total coal revenues, with the largest individual contract contributing 11 percent of coal revenues. One of these contracts, supplied from the Kentucky operations and representing 9 percent of coal revenues, expires at the end of 1995.

     Eastern Markets.  Shipment levels at Cyprus Amax's Kentucky and West
     ----------------
Virginia units remained steady during 1994.   Pennsylvania shipments increased
in line with production gains. In spite of severe winter weather in early 1994, Central Appalachian coal production increased significantly due to the significant reduction in 1993 production from the labor strike by the UMWA. Cyprus Amax operations were not directly affected by the strike. As utilities continue to test and evaluate low sulfur coals in preparation for compliance with the Clean Air Act Amendments of 1990 (see "Coal-Clean Air Act Amendments of 1990") the future demand for low sulfur coals such as those produced at certain Eastern and Western Cyprus Amax units is expected to continue to strengthen. During the coming year, several Eastern utilities affected by the Clean Air Act Amendments are expected to formalize term commitments for lower sulfur coals from these regions.

   Midwest Markets.  Shipments in 1994 from Cyprus Amax's Midwest unit declined
   ----------------
slightly from 1993 levels due primarily to closure of the Ayrshire mine at the end of 1993.

   Overall coal demand from the Midwest is expected to decline over the next several years due to continuing uncertainties over the long-term suitability of the high sulfur coals produced in Illinois and Indiana. These uncertainties result from provisions of the Clean Air Act Amendments of 1990, state regulatory requirements and other proposed legislation which would require utilities to lower emissions levels (see "Coal-Clean Air Act Amendments of 1990"). However, coal is, and is expected to continue to be, the major energy source for generating electrical power in the Midwest. Cyprus Amax holds several long-term contracts with terms extending beyond 2000 that call for deliveries to major regional utility plants. These contracts provide a tonnage base which supports current operating levels at Cyprus Amax's Midwest unit through at least 2002.

   Western Markets.  Shipments in 1994 from Cyprus Amax's Colorado, Wyoming and
   ----------------
Utah units collectively increased from 1993 levels as a result of improved spot and long-term contract market demand. However, shipments from these operations did not fully supply all sales orders because of capacity constraints of the various railroads. Additional railroad capacity is expected to benefit coal deliveries by late 1995. Overall, interest by electric utilities in Powder River Basin coal as well as higher Btu, low sulfur Colorado coals, continued to strengthen in 1994. In addition to traditional market activity, several electric utilities not currently committed to purchase coal from these regions are conducting test burns of these low sulfur coals as a potential means of complying with more stringent emissions standards. Cyprus Amax will continue to pursue new long-term business with these utilities. Although the Powder River Basin historically has been affected by overcapacity, Cyprus Amax's seven major long-term coal supply agreements provide a production base for the Wyoming unit. These contracts expire between 1998 and 2020 with over 50 percent of the annual tonnage committed until 2013.

   Clean Air Act Amendments of 1990.  Title IV of the Clean Air Act Amendments
   ---------------------------------
of 1990 is intended to reduce acid precipitation by mandating reductions in sulfur and nitrous oxides from electric generating stations. The law adopted a goal of achieving, by the year 2000, nationwide reductions of 10 million tons of sulfur dioxide and 2 million tons of nitrous oxides from 1980 levels. Phase I affected 110 power plants in the Midwest, the Southeast and the East starting January 1, 1995. Phase II, beginning January 1, 2000, will affect almost all power plants in the United States. While the base emissions standard under Phase I is 2.5 pounds of sulfur dioxide for every million Btus of fuel burned and is reduced to 1.2 pounds per million Btus under Phase II, the actual sulfur content of coal required by utilities may vary widely due to various options available to utilities to comply with the Clean Air Act Amendments. These include installing emissions controls (scrubbers) on existing facilities, switching to alternative fuels, closing facilities, and/or buying and selling emissions allowances.

   The compliance strategies which utilities will follow cannot be predicted with certainty due to the multiple options available, the extended compliance time frames and the unique characteristics of each utility system. Cyprus Amax believes, however, that its overall business and financial condition will not be affected materially by the Clean Air Act Amendments because of its diverse portfolio of mines and products, shipments to plants with scrubbers in place and strategic steps taken over the last several years in anticipation of the enactment of acid precipitation legislation. The Amendments are expected to increase the demand for and value of Cyprus Amax's low sulfur reserves in the Powder River Basin, Colorado, Utah, and central Appalachia since many utilities are expected to comply with the new emissions standards by switching to lower sulfur coal. The effects on Cyprus Amax's Illinois Basin high sulfur reserves cannot be predicted with any degree of certainty until utility compliance plans become more firm. Approximately 25 percent of Cyprus Amax's Midwest shipments are to plants that are not materially affected by the Clean Air Act Amendments because they already have scrubbers in place. An additional 40 to 50 percent are committed to regional utilities which Cyprus Amax believes have a high probability of continuing use of Cyprus Amax coals through at least Phase I.


                             OTHER MINERALS SEGMENT

LITHIUM OPERATIONS

   Cyprus Amax is a major producer of lithium with primary lithium production facilities in Nevada and Chile. Lithium and lithium compounds are used in the smelting of aluminum and in the manufacture of ceramics, glass, greases, high performance batteries, synthetic rubber, plastics, and pharmaceuticals.

   Cyprus Amax owns 100 percent of a Chilean limited partnership which holds a brine deposit and owns a lithium carbonate processing facility in northern Chile. Reserves available to Cyprus Amax are determined by a contract with the Chilean government. As of December 31, 1994, Cyprus Amax reserves amounted to 204,000 tons of elemental lithium which is equivalent to approximately 2.2 billion pounds of lithium carbonate. Production during 1994 was 24 million pounds of lithium carbonate which was approximately 93 percent of capacity. In addition Cyprus Amax produces potash from by-product salts generated at its brine operation in northern Chile. Production and sales totalled 85,000 tons in 1994. All potash sales to a major Chilean chemical company are made under long-term contacts which expire in years 1996 through 1998.

   At the Silver Peak facility in Nevada, Cyprus Amax produces lithium brine from salt brines recovered from wells and concentrated in solar evaporation ponds. These facilities and the related plant for chemical conversion of the concentrated brine into lithium carbonate are situated on approximately 17,000 acres of patented and unpatented placer mining claims. Reserves at December 31, 1994, totalled 42,900 tons of elemental lithium which is equivalent to approximately 220 million pounds of lithium carbonate. During 1994 Silver Peak operated approximately 33 percent below its long-term production capacity, producing 8.0 million pounds of lithium carbonate. In 1995 Silver Peak production is expected to remain at essentially the same level as 1994.

   During 1994 Cyprus Amax began construction of a new lithium hydroxide production facility at its Silver Peak operation which will replace its existing hydroxide plant located at Sunbright, Virginia. This new plant is targeted for completion in late 1995. Cyprus Amax will continue to operate its plant at Sunbright, Virginia, for the conversion of lithium carbonate to lithium hydroxide until the new facility at Silver Peak is completed. This plant is located on a combination of owned and leased land. Cyprus Amax also operates a butyllithium production facility in New Johnsonville, Tennessee, located on fee land owned by Cyprus Amax. A 50 percent expansion of this plant was completed during 1994. Cyprus Amax also owns manufacturing facilities for various lithium chemicals and lithium metal casting located on 1,006 acres of fee and leased land in Kings Mountain, North Carolina. An open pit mine and lithium carbonate processing facility at Kings Mountain were shut down in 1991, and during 1994, the lithium carbonate processing facility was dismantled. Future production from the 146,000 tons of elemental lithium at Kings Mountain will depend on new or improved markets, the depletion of other reserves or construction of new processing facilities. In 1994 lithium administration and sales, research and development, certain lithium metal and alloy production activities were moved from leased properties in Exton and Malvern, Pennsylvania, and consolidated with the Kings Mountain production facilities. Limited research activities continue at the leased commercial property in Exton. The Malvern office has been subleased.

Lithium Marketing Arrangements

   Cyprus Amax sells lithium carbonate, lithium hydroxide, butyllithium, lithium chloride, lithium bromide, and a variety of other lithium chemical, metal, and metal alloy products to such diverse markets as aluminum smelting, ceramics, lubricants, specialty glass, synthetic rubber, plastics, batteries, alloys, and pharmaceuticals. The various lithium products are sold under a combination of long and short-term contracts. Sales to one customer accounted for 19 percent of lithium revenue in 1994.

GOLD OPERATIONS

   In the November 1993 Cyprus merger with Amax, Cyprus Amax retained a 40 percent interest in Amax Gold. During 1994, Cyprus Amax increased holdings to 42 percent. For additional information regarding Amax Gold, see "Equity and Other." Additionally, in mid-1993 a joint stock company, in which Cyprus Amax participates along with Russian partners, was awarded a concession covering the Kubaka gold deposit located in Magadan Province, Russia. Cyprus Amax is the manager of the joint stock company and at December 31, 1994, Cyprus Amax had a 45 percent interest which is expected to increase to 50 percent in early 1995.

OIL AND GAS OPERATIONS

   On March 31, 1994, Cyprus Amax disposed of its Oil and Gas business through the sale of Amax Oil and Gas to Union Pacific Resources Company. Amax Oil and Gas was a wholly-owned subsidiary and was engaged in the production and marketing of natural gas, crude oil, and natural gas liquids, with reserves primarily in the United States.

IRON ORE/TALC

   On September 30, 1994, Cyprus Amax sold its Northshore iron ore mine and processing facilities and the adjacent power plant to Cleveland-Cliffs Inc. These facilities are located in northern Minnesota. During 1994, Cyprus Amax's iron ore operations produced 269 thousand tons of iron ore pellets and sold 380 thousand tons.

Cyprus also sold its talc operations in June 1992 and its barite operations in January 1993.

EXPLORATION

   Cyprus Amax conducts exploration programs around its producing mines in order to delineate additional reserves which, if discovered, would extend mine lives. In addition, Cyprus Amax conducts exploration activities on other properties in the United States, Chile, Peru, Canada, Australia, Mexico, Panama, and Russia. Cyprus Amax's exploration programs focus primarily on advanced exploration targets in copper and gold. (See "Equity and Other" for discussion of Cyprus Amax's exploration joint venture agreement with Amax Gold Inc.)

                                EQUITY AND OTHER

AMAX GOLD

   Cyprus Amax owns 42 percent of Amax Gold Inc. (AGI) and holds rights which enable Cyprus Amax to increase its ownership. During 1994 Cyprus Amax purchased an additional three million shares of AGI for approximately $21 million, which AGI used to retire debt owed to Cyprus Amax. AGI is engaged in the mining and processing of gold and silver ore and in the exploration for, and acquisition and development of, gold-bearing properties, principally in North, Central and South America. AGI's operating properties currently consist of a 100 percent interest in the Sleeper mine in Humboldt County, Nevada; a 100 percent interest in the Hayden Hill mine in Lassen County, California; an indirect 90 percent interest in the Guanaco mine in Chile; and a 100 percent interest in the Wind Mountain mine in Washoe County, Nevada. AGI's gold production from its operating properties totalled nearly 241,000 ounces in 1994 at a total average cash cost of $340 per ounce. Cyprus Amax's equity share of AGI's gold production for the year ended December 31, 1994, totalled approximately 98,000 ounces. AGI also owns a 100 percent interest in the Fort Knox gold project near Fairbanks, Alaska; a 50 percent interest in the Refugio gold project in Chile; and a 62.5 percent joint venture interest in the Haile gold project in Lancaster County, South Carolina. AGI's share of reserves in all its operating and development properties total approximately 7 million contained ounces of gold, of which Cyprus Amax's equity share was approximately 3 million contained ounces of gold.

   AGI arranged $85 million in joint financing with its project partner, Bema Gold, to build the Refugio mine near Copiapo, in Chile. Amax Gold and Bema entered into a fixed-price, turnkey contract in October 1994 for development of over a 200,000-ounces-per-year heap leach operation. The project is under construction with start-up scheduled for early 1996.

   During 1994 Cyprus Amax agreed to provide AGI with a $100 million convertible line of credit. Any outstanding indebtedness under the line of credit may be repaid by AGI with the issuance of AGI convertible preferred stock, which in turn could be converted by Cyprus Amax into AGI common stock at $8.265 per share. In addition AGI will have the right to convert the convertible preferred stock into AGI common stock at a maximum price of $8.265 per share and a minimum price of $5.854 per share. Cyprus Amax will have an option to replace the line of credit and any outstanding indebtedness and/or preferred stock with the purchase of $100 million of AGI common stock at a price of $8.265 per share, which represents approximately 12 million AGI shares.

   In February 1995, Cyprus Amax signed a commitment letter whereby the Company will provide AGI with an additional $80 million in revolving credits which may be repaid with the issuance of AGI Convertible Preferred Stock. Both companies have conversion rights that permit conversion of the line of credit into Amax Gold Common Stock, with Cyprus Amax's conversion right at $5.362 per share and Amax Gold's conversion right at $4.196 per share. This new revolving credit is subject to approval by the shareholders of Amax Gold. In March 1995, AGI arranged to borrow up to $40 million under the $80 million line of credit during the period prior to receipt of shareholder approval. Under this temporary arrangement, the equity features of the credit line are suspended and the loan is secured by a 20% interest in AGI's Fort Knox project. If shareholder approval is not received, AGI will have until October 15, 1995 to repay the loan. As of March 24, 1995, AGI had borrowed $5 million under this temporary arrangement.

   At December 31, 1994, no amounts were outstanding under either line of credit, however AGI is using the majority of the $100 million line of credit to support its guaranty on third party indebtedness. Potential conversion of the $180 million lines of credit into AGI common stock would increase Cyprus Amax's ownership of AGI's outstanding shares to approximately 57 percent.

   In January 1995, AGI's board of directors approved construction of the Fort Knox gold mine in Alaska. Plans call for the construction of a 36,000-tons-per-day mill to produce approximately 350,000 ounces of gold per year in the mine's first five years of production. Start-up is scheduled for late 1996, and financing efforts are underway.

   In 1994, Cyprus Amax established an exploration joint venture agreement to explore for gold with AGI. The agreement provides to Cyprus Amax a 75 percent interest and to AGI a 25 percent interest in the program. Each party funds work in proportion to its interest, with Cyprus Amax providing staffing and management. Properties held by the parties prior to January 1, 1994, are excluded from the joint venture. The initial term of the exploration joint venture is two years, after which the agreement will terminate unless Cyprus Amax and AGI mutually agree to extend the agreement. Pursuant to the joint venture, Cyprus Amax has the first right to acquire any non-gold property covered by the exploration joint venture whereas Amax Gold has the first right to any gold property. Additionally, Cyprus Amax granted AGI an option to acquire Cerro Quema, an advanced-stage exploration property in Panama. AGI is conducting a feasibility study, which should be completed early in 1995.

   AGI sells all of its refined gold to banks and other bullion dealers and utilizes a variety of hedging techniques with the objective of mitigating the impact of downturns in the gold market and providing adequate cash flow for operations, while maintaining significant upside potential in a market upswing. Gold hedge contracts include forward sales contracts, spot deferred forward sales, and put and call options.

OTHER

   Cyprus Amax also holds a 45 percent equity interest in the Kubaka gold project in the Magadan region of Russia, which is expected to increase to 50 percent in 1995.

                             COMPETITIVE CONDITIONS

   All of Cyprus Amax's products are sold in highly competitive markets. Marketing of Cyprus Amax's products is influenced by price, materials substitution, product quality, transportation costs, general economic conditions, imports, and competition in all markets. Cyprus Amax competes with numerous other copper, molybdenum, coal, lithium, and gold producers.

   Copper, molybdenum, and gold sales generally are characterized by cyclical and volatile prices, little product differentiation, and strong competition. Prices are influenced by production costs of domestic and foreign competitors, worldwide economic conditions, the world supply/demand balance, inventory levels, the United States dollar exchange rate, and other factors. Copper and molybdenum prices also are affected by the demand for end-use products in, for example, the construction, automotive, durable goods, and steel industries.

   While the long-term demand for copper appears to be growing, especially in less developed countries, it can be affected adversely by substitution of materials such as aluminum, plastics, and optical fibers. Copper is an internationally-traded commodity, and its price is determined in the terminal markets of two major metals exchanges: the Commodities Exchange, Inc. in New York City (COMEX) and the London Metal Exchange (LME). These prices broadly reflect the worldwide balance of copper supply and demand, but prices also are influenced by speculative activities. COMEX copper prices averaged $1.07 per pound in 1994, up 22 cents per pound from 1993. In 1994 Western world refined copper supply increased by one percent to about 10.6 million short tons, and copper demand rose by more than 5 percent to about 11 million tons. The supply of copper in the world is determined largely by development and production decisions of those entities controlling mines and reserves. Some major foreign producers have cost advantages resulting from higher ore grades, lower labor rates, and less stringent environmental requirements.

   Molybdenum demand depends heavily on worldwide steel industry consumption. Beginning in 1990 steel industry demand for molybdenum softened. World molybdenum supply declined in 1991 and 1992 but remained above demand, resulting in prices declining to 20-year lows in late 1992 and early 1993. Molybdenum prices gradually increased through 1993 and the first three quarters of 1994 as demand slowly strengthened in response to improving worldwide economic conditions. Prices rose rapidly to 15-year highs during the fourth quarter of 1994 as the result of accelerated demand, reduced exports from Chinese producers, and producer inventory reductions earlier in the year. Cyprus Amax has responded to increased customer demand by increasing production at its Henderson mine and has announced the reopening of its Climax surface mine early in the second quarter of 1995. A substantial portion of world molybdenum production is a by-product of copper mining, which is relatively insensitive to molybdenum price levels.

   Among factors that affect competition in Cyprus Amax's coal markets are coal quality, the cost levels of other coal producers, the cost and availability of transportation, government regulations including the Clean Air Act Amendments of 1990, the time and expenditures required to develop new coal mines, taxes, the weather and the cost of alternative fuels. Sales of coal to utilities are affected by the demand for electricity. Coal prices are sensitive to caloric value (Btu) and sulfur content and to a particular user's quality requirements. Coal prices generally are less volatile than metals prices since coal typically is sold under term contracts at fixed prices subject to escalation, de-escalation, and renegotiation. In line with increases in coal production, an increasing amount of Cyprus Amax's coal is now being sold in spot markets or under shorter term contracts.

   Competition in the sale of lithium products is based on price and quality. Cyprus Amax produces approximately 50 percent of the world's supply of lithium carbonate. Cyprus Amax has a number of competitors from western countries in the lithium marketplace, as well as competition from lithium products from China and the Commonwealth of Independent States (C.I.S.).

   Gold prices fluctuate and may be affected by numerous factors beyond Cyprus Amax's control, including expectations for inflation, the exchange rate of the United States dollar and other world currencies, global demand, political and economic conditions, and production costs in major gold producing regions, including South Africa and the C.I.S. Gold prices also are affected by worldwide production levels, which have increased in recent years, and by inventory sales by central banks of foreign countries. In addition, the price of gold sometimes is subject to rapid short-term changes because of speculative activities.

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


                             ENVIRONMENTAL MATTERS

   Laws and regulations currently in force which do or may affect Cyprus Amax's domestic operations include the Federal Clean Water Act, the Clean Air Act of 1970 and Clean Air Act Amendments of 1990, the National Environmental Policy Act of 1969, the Solid Waste Disposal Act (including the Resource Conservation and Recovery Act of 1976), the Federal Surface Mining Control and Reclamation Act, the Toxic Substances Control Act, the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA), the environmental protection regulations of various governmental agencies (e.g., the Environmental Protection Agency regulations, the Bureau of Land Management surface management regulations, Forest Service regulations, and Department of Transportation regulations), laws and regulations with respect to permitting of land, and various state laws and regulations concerned with mining techniques, reclamation and remediation of mined lands and other properties, air and water pollution, and solid waste disposal. Similar laws and regulations do or may affect Cyprus Amax's overseas operations. Cyprus Amax expects to be able to comply in all material respects with all existing environmental laws and regulations. Current and future regulations do and may require significant expenditures for compliance which may increase Cyprus Amax's mine development and operating costs.

   Reference is made to additional information concerning environmental matters in "Management's Discussion, Environmental," on pages 31 and 32 of the 1994 Annual Report, and the Environmental discussions located on page 22 of the 1994 Annual Report, which information is incorporated herein by reference.

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

   In April 1994 Cyprus Amax was notified by the Department of Justice that the government will seek civil penalties for alleged violations of the Federal Clean Water Act in the operation of Cyprus Amax's Bagdad, Miami, and Sierrita mines located in Arizona. These governmental actions relate to findings of violations and orders issued by the Environmental Protection Agency (EPA) to these operations in late 1992 and early 1993. The violations are alleged to have occurred between April 1989 and January 1993. The relief sought by the EPA under these findings of violation and orders was penalties and corrective action to comply with the Clean Water Act. Mine management, in cooperation with the EPA and the Arizona Department of Environmental Quality, have ongoing and substantial programs which address the circumstances of the alleged water quality violations. Based upon information currently known to it, management expects to resolve this matter in the near-term.

   In January 1995 Cyprus Foote Mineral Company (Cyprus Foote) agreed to sign a Consent Order with the state of Ohio and Shieldalloy Metallurgical Corporation (Shieldalloy) related to alleged contamination of Shieldalloy's Cambridge, Ohio, operating site with slag containing elevated levels of naturally occurring radionuclides. The slag is alleged to have been produced from Foote Mineral Company's (FMC) operation of the Cambridge ferroalloy plant from the early 1950s to 1987 when the plant was sold by FMC to Shieldalloy. FMC's sale of the ferroalloy facility to Shieldalloy predated Cyprus' 1988 acquisition of FMC's stock. The Consent Order requires Cyprus Foote to participate with Shieldalloy in funding the development of a remedial investigation and feasibility study to be completed in early 1996.

   Cyprus Amax received an EPA Unilateral Order in 1994 pursuant to Section 106 of CERCLA requiring it to participate in a cleanup of hazardous materials contamination of soils in the city of Bartlesville, Oklahoma, as well as to participate in funding a remedial investigation and feasibility study. A Cyprus Amax subsidiary built and operated a zinc smelter near Bartlesville in the early 1900s. Cyprus Amax is one of several identified potentially responsible parties
(PRPs) at this site and is participating in a PRP group, which includes the city of Bartlesville, in an effort to minimize its immediate costs to comply with the EPA order. Cyprus Amax believes it has legal defenses to EPA's assertions of liability, that other PRPs may have liability, including the U.S. Government, and that insurance recoveries may be available.

   In late 1994 Cyprus Amax, along with a number of other PRPs, received a Unilateral Administrative Order for Removal Action pursuant to Section 106 of CERCLA with regard to materials stockpiled at the Colorado School of Mines Research Institute Creekside Superfund site, located in Golden, Colorado. The EPA alleges that these materials result from various research operations at the facility and that Cyprus Amax contributed materials to the site for research. Cyprus Amax is participating with the state of Colorado and a number of other entities in completing a remedial investigation and feasibility study for this site.

   In 1994 Cyprus Amax received several Orders from the Bureau of Land Management (BLM) in Roswell, New Mexico, alleging Cyprus Amax's continuing responsibility for closure and reclamation of the Horizon Potash Mine near Carlsbad, New Mexico. Amax sold its interest in the mine in 1991 to Horizon Gold Corp. (Horizon), and Horizon abandoned the site in 1993. Cyprus Amax is vigorously pursuing its legal defenses to this potential liability and has held discussions with the BLM as to possible settlement.

   In addition to the previously mentioned actions, Cyprus Amax or its subsidiaries have been advised by the EPA and several state environmental agencies that they may be liable under the CERCLA or similar state laws and regulations for costs of responding to environmental conditions at a number of sites which have been or are being investigated by the EPA or states to establish whether releases of hazardous substances have occurred and, if so, to develop and implement remedial actions. Cyprus Amax is named as a PRP or has received EPA requests for information for about 35 sites (including the sites discussed previously). For all sites, Cyprus Amax had an aggregate reserve of approximately $108 million at

December 31, 1994, for its share of the estimated liability. Liability estimates are based on an evaluation of, among other factors, currently available facts, existing technology, presently enacted laws and regulations, Cyprus Amax's experience in remediation, other companies' remediation experience, Cyprus Amax's status as a PRP, and the ability of other PRPs to pay their allocated portions. The cost range of reasonably possible outcomes for all sites is estimated to be from $70 million to $230 million, and work on the sites is expected to be substantially completed within the next five years, subject to the inherent delays involved in the process. Remediation costs that could not be reasonably estimated at December 31, 1994, are not expected to have a material impact on the financial condition and ongoing operations of the Company. Cyprus Amax believes certain insurance policies partially cover these claims; however, some of the insurance carriers have denied responsibility and Cyprus Amax is litigating coverage. Further, Cyprus Amax believes that it has other potential claims for recovery from third parties, including the U.S. Government and other PRPs, as well as liability offsets through lower cost remedial solutions. However, neither insurance recoveries nor other claims or offsets have been recognized in the financial statements unless such offsets are considered probable of realization.

   At December 31, 1994, Cyprus Amax's accruals for deferred closure, shutdown of closed operations, and reclamation totalled approximately $296 million. Reclamation is an ongoing activity and a cost associated with Cyprus Amax's mining operations, and accruals for closure and final reclamation liabilities are established on a life of mine basis. The coal reclamation reserve component (about $145 million) is largely a result of reclamation obligations incurred for replacing soils and revegetation of mined areas as required by provisions and permits pursuant to the Surface Mining Control and Reclamation Act. The metals (Cyprus Climax and Cyprus Foote) reclamation reserve component (about $151 million) includes costs for site stabilization, cleanup, long-term monitoring, and water treatment costs as expected to be required largely by state laws and regulations as well as by sound environmental practice. Total coal and metals reclamation costs for Cyprus Amax at the end of current mine lives are estimated at about $550 million.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended December 31, 1994.

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT

   Set forth below are the names, ages and titles of the executive officers of Cyprus Amax as of March 24, 1995:

Name                         Age                      Office
- ---------------------------  ---  ----------------------------------------------
Milton H. Ward                62  Co-Chairman, President, and Chief Executive
                                  Officer
Jeffrey G. Clevenger          45  Senior Vice President; President, Cyprus
                                  Climax Metals Company
Gerald J. Malys               50  Senior Vice President and Chief Financial
                                  Officer
Garold R. Spindler            47  Senior Vice President; President, Cyprus Amax
                                  Coal Company
David H. Watkins              50  Senior Vice President, Exploration
Philip C. Wolf                47  Senior Vice President, General Counsel, and
                                  Corporate Secretary
Robin J. Hickson              51  Vice President; President, Cyprus Amax
                                  Engineering and Development Company
Francis J. Kane               36  Vice President, Investor Relations and
                                  Treasurer
Gerard H. Peppard             51  Vice President, Human Resources
John Taraba                   46  Vice President and Controller

   Mr. Ward was elected Chairman of the Board, President and Chief Executive Officer on May 14, 1992, and was made Co-Chairman on November 15, 1993. Mr. Clevenger was elected to his current position on January 27, 1993, and Mr. Malys was elected Senior Vice President effective October 31, 1988, and Chief Financial Officer effective August 1, 1989. Mr. Spindler was elected to his current office on January 3, 1995, and Mr. Watkins assumed his current office on February 1, 1994. Mr. Wolf was elected to his current office on November 13, 1993. Mr. Hickson was appointed to his current office on November 20, 1994. Mr. Kane assumed his current office on January 11, 1994. Mr. Peppard was elected to his current office on October 4, 1987. Mr. Taraba was elected to his current office on October 31, 1988.

   Messrs. Malys, Wolf, Peppard, and Taraba have been engaged full-time in the business of Cyprus Amax and its subsidiaries for more than the past five years. Prior to joining Cyprus in May 1992, Mr. Ward had been President and Chief Operating Officer of Freeport-McMoRan Inc. and Chairman and Chief Executive Officer of Freeport-McMoRan Copper & Gold Inc. since 1984. Mr. Clevenger held various management positions at Phelps Dodge Corporation since 1979. Mr. Malys was Vice President and Corporate Controller from 1985 to 1988, and Senior Vice President Financial and Information Services from 1988 to 1989, when he assumed his current position. Prior to joining Cyprus Amax Coal, Mr. Spindler had been associated with Pittston Coal Company, serving as President and Chief Executive Officer since 1990. Prior to joining Cyprus Amax in 1994, Mr. Watkins occupied various management positions at Minnova Inc. from 1977 until 1991 when he was elected President and Director. Mr. Watkins served as Vice President and Director at Metall Mining Corporation from 1991 until 1993. Mr. Wolf has been a member of Cyprus Amax's law department since 1993 and previously served as chief legal officer from 1984 through 1987. Mr. Wolf had operating responsibility for Cyprus' talc, lithium, gold and iron ore operations during the period from 1987 until 1993 when he assumed his current position. Mr. Hickson joined Cyprus Amax in 1993 as Senior Vice President of Cyprus Climax Metals Company. Before joining Cyprus Amax, Mr. Hickson was President of Freeport McMoRan's Research and Engineering Company. Prior to joining Cyprus Amax in 1994, Mr. Kane served as Associate Director, Relationship Officer for Bear, Stearns & Co. Inc. since 1990. From 1989 to 1990, Mr. Kane served as Manager of Capital Markets and Exposure Management for United Technologies Corporation. Mr. Peppard has held various management positions in Cyprus Amax's human resources department since 1986. Mr. Taraba held various positions in Cyprus' financial departments from 1982 until 1988, when he assumed his current position.

   Each executive officer holds office subject to removal at any time by the Board of Directors of Cyprus Amax.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
          MATTERS.

   Information required by this item is incorporated by reference from "Stock Market Information" on page 54 in the 1994 Annual Report.

THE INFORMATION REQUIRED BY ITEMS 6 THROUGH 8 IS INCORPORATED BY REFERENCE FROM THE PAGES OF THE COMPANY'S 1994 ANNUAL REPORT SET FORTH BELOW.

                                                                         Applicable Pages
                                                                             in 1994
                      Form 10-K Item Number                               Annual Report
                      ---------------------                              -----------------

ITEM 6.    SELECTED FINANCIAL DATA......................................        24-25

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
           OPERATIONS AND FINANCIAL CONDITION...........................        26-33

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..................        34-53
           a.  Quarterly Results........................................         52
           b.  Mineral Reserves and Selected Operating Statistics.......         53

ITEM 9.    DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
           Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The information about the Directors of the Company required by this item is located in Cyprus Amax's Proxy Statement for the 1995 Annual Meeting to be filed within 120 days after the end of the fiscal year. Information about the Executive Officers of the Company required by this item appears in Part I of this Annual Report on Form 10-K.*

ITEM 11.  EXECUTIVE COMPENSATION

   The information required by this item appears in Cyprus Amax's Proxy Statement for the 1995 Annual Meeting to be filed within 120 days after the end of the fiscal year.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The information required by this item appears in Cyprus Amax's Proxy Statement for the 1995 Annual Meeting to be filed within 120 days after the end of the fiscal year.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The information required by this item appears in Cyprus Amax's Proxy Statement for the 1995 Annual Meeting to be filed within 120 days after the end of the fiscal year.

- ------------
* References in this Annual Report on Form 10-K to material contained in Cyprus Amax's Proxy Statement for the 1995 Annual Meeting to be filed within 120 days after the fiscal year incorporate such material into this Report by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

   (a) The following financial statements are filed as part of this Report:

      1. Financial Statements included in the 1994 Annual Report and incorporated by reference:

                                                                      Pages in 1994
                                                                      Annual Report
                                                                      -------------

         Report of Independent Accountants..........................          23
         Consolidated Statement of Operations for each of
           the three years in the period ended December 31, 1994....          34
         Consolidated Balance Sheet at December 31, 1994 and 1993...          35
         Consolidated Statement of Cash Flows for each of
           the three years in the period ended December 31, 1994....          36
         Consolidated Statement of Shareholders' Equity
           for each of the three years in the period ended
           December 31, 1994........................................          37
         Notes to Consolidated Financial Statements.................        38-51

      2. Financial Statement Schedules:
                                                                      Pages in this
                                                                        Form 10-K
                                                                      -------------

         Report of Independent Accountants on Financial Statement
           Schedules................................................          30
         For the three years in the period ended December 31, 1994:
           Schedule VIII -- Valuation and Qualifying Accounts and
           Reserves.................................................          31

   With the exception of the aforementioned financial statements and schedule, and the information incorporated in Items 1 and 2 and Items 5 through 8, the 1994 Annual Report is not deemed to be filed as part of this Annual Report on Form 10-K. Schedules not included in this Form 10-K have been omitted because they are not applicable or the required information is shown in the financial statements in the 1994 Annual Report or notes thereto. Separate financial statements of 50 percent or less owned companies accounted for by the equity method have been omitted since, if considered in the aggregate, they would not constitute a significant subsidiary.

      3. The following exhibits are filed with this Annual Report on Form 10-K. The exhibit numbers correspond to the numbers assigned in Item 601 of Regulation S-K.



Exhibit
Number                         Document
- -------                        --------
2     Agreement and Plan of Reorganization and Merger between
      Cyprus Minerals Company and AMAX Inc., incorporated by
      reference from Exhibit 1 to the Report on Form 8-K dated
      May 27, 1993.

3     (a)  Certificate of Incorporation, as amended through the
           date of signing of this Annual Report on Form 10-K,
           incorporated by reference from Exhibit 3(a) to the
           Annual Report on Form 10-K for the period ended
           December 31, 1989, and from Exhibit 3.1 to the Report
           on Form 8-K dated November 30, 1993.

      (b) By-Laws, as amended through the date of signing of this Annual Report on Form 10-K, incorporated by reference from Exhibit 3(b) to the Annual Report on Form 10-K for the period ended December 31, 1991, and from Exhibit 3.2 to the Report on Form 8-K dated
           November 30, 1993.

4     (a)  Form of Indenture between Cyprus Minerals Company
           and United States Trust Company, as Trustee (including
           form of the Notes), relating to the 10 1/8 percent
           Notes due 2002, incorporated by reference from Exhibit
           4(a) to the Registration Statement on Form S-3, file
           No. 33-33869.

      (b)  Form of Indenture between Cyprus Minerals Company and
           Ameritrust Texas National Association, as Trustee
           (including form of the Debentures), relating to the 8 3/8 percent Debentures due 2023 and 6 5/8 percent
           Notes due 2005, incorporated by reference from
           Exhibit 4.1 to the Report on Form 8-K dated
           January 28, 1993, and Exhibit 4.2 to the Report on Form 8-K dated October 21, 1993.

      (c)  Rights Agreement between The Chase Manhattan Bank,
           N.A. and Cyprus Minerals Company, dated February 23,
           1989, as amended through the date of signing of this Annual Report on Form 10-K, incorporated by reference from Exhibit 2 to the Report on Form 8-K dated
           January 29, 1990; Exhibit 4 to the Report on Form 8-K dated January 29, 1990; and from Exhibit 1 to the Report on Form 8-K dated June 29, 1993.




Exhibit
Number                       Document
- -------                      --------

      (d) Certificate of Adjustment dated as of January 22, 1990, incorporated by reference from Exhibit 3 to the Report on Form 8-K dated January 29, 1990.

      (e)   Certificate of Designations of Series A Junior
            Participating Preferred Stock, incorporated by reference from Exhibit 3(a) to the Annual Report on Form 10-K for the period ended December 31, 1988, and from Exhibit 7 to the Report on Form 8-A/A dated June 29, 1993.

      (f) Certain instruments with respect to long-term debt of the Registrant have not been filed as Exhibits to this Report since the total amount of securities authorized under any such instrument does not exceed
            10 percent of the total assets of the Registrant and its subsidiaries on a consolidated basis. The Registrant agrees to furnish a copy of each such instrument to the Securities and Exchange Commission upon request.

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

      (a)  Cyprus Amax Minerals Company 1995 Bonus Incentive
           Program, filed herewith.

      (b)  Deferred Compensation Plan for Selected Employees of
           Cyprus Amax Minerals Company, filed herewith.

      (c) Deferred Compensation Plan for Non-Employee Directors of Cyprus Amax Minerals Company, filed herewith.


                                       25


Exhibit
Number                          Document
- -------                         --------
      (d)  Full Retirement Benefit Plan for Certain Salaried
           Employees, as amended through the date of signing of
           the Annual Report on Form 10-K, incorporated by reference
           from Exhibit 10(c) to the Annual Report on Form 10-K for
           the period ended December 31, 1988; Exhibit 10(c) to the
           Annual Report on Form 10-K for the period ended December 31,
           1989; Exhibit 10(b) to the Annual Report on Form 10-K for
           the period ended December 31, 1990; and Exhibit 10(b) to
           the Annual report on Form 10-K for the period ended
           December 31, 1992; and including the additional amendments filed with this Report.

      (e) Restorative retirement plans, as amended through the date of signing of the Annual Report on Form 10-K, incorporated by reference from Exhibit 10(c) to the Annual Report on Form 10-K for the period ended December 31, 1986; Exhibit 10(c to the Annual Report on Form 10-K for the period ended
           December 31, 1989; Exhibit 10(b) to the Annual Report on
           Form 10-K for the period ended December 31, 1990; and
           Exhibit 10(a) to the Annual Report on Form 10-K for the period ended December 31, 1992; and including the additional amendments filed with this Report.

      (f) Excess Defined Contribution Plan, as restated through the date of signing of this Annual
           Report on Form 10-K, filed herewith.

      (g) Stock Purchase Agreement dated March 1, 1994, between Amax Coal Company and Union Pacific Resources
           Company, incorporated by reference from Exhibit 7(c-2) to the Report on Form 8-K dated March 31, 1994.

      (h)  Amended and Restated 1988 Stock Option Plan of Cyprus
           Amax Minerals Company, incorporated by reference to
           Exhibit 99 to the Registration Statement on Form S-8 dated November 12, 1993.

      (i)  Contracts regarding employment between Cyprus Minerals
           Company and certain executive officers, incorporated by reference from Exhibit 10(i) to the Annual Report on Form 10-K for the period ended December 31, 1993.

                                       26



Exhibit
Number                            Document
- -------                           --------
      (j)  Change of Control Employment Agreements between Cyprus
           Amax Minerals Company and certain executive officers,
           incorporated by reference from Exhibit 10(j) to
           the Annual Report on Form 10-K for the period ended
           December 31, 1993.

      (k)  1994 Management Incentive Program of Cyprus Amax
           Minerals Company and its Participating Subsidiaries, incorporated by reference from Exhibit 10(l) to the Annual Report on Form 10-K for the period ended
           December 31, 1993.

      (l)  Cyprus Amax Minerals Company Executive Officer
           Separation Policy, incorporated by reference from
           Exhibit 10(m) to the Annual Report on Form 10-K for the period ended December 31, 1993.

      (m)  Cyprus Amax Minerals Company 1994 Bonus Incentive
           Program, incorporated by reference from Exhibit
           10(k) to the Annual Report on Form 10-K for the period ended December 31, 1993.

      (n)  Stock Plan for Non-Employee Directors of Cyprus
           Minerals Company, incorporated by reference to
           Exhibit 28 to the Report on Form 10-Q for the quarter ended September 30, 1992.

      (o)  Amended and Restated Management Incentive
           Program of Cyprus Minerals Company and its
           Participating Subsidiaries, incorporated by reference to Exhibit 28 to the Registration
           Statement on Form S-8, File No. 33-53794.

      (p)  Cyprus Minerals Company Nonqualified Retirement
           Plan for Non-Employee Directors, incorporated by reference from Exhibit 10(c) to the Annual
           Report on Form 10-K for the period ended
           December 31, 1990.

11    Statement re computation of per share earnings.

13    1994 Annual Report to Shareholders.

21    Subsidiaries of the Registrant.



Exhibit
Number                            Document
- -------                           --------

23    Consent of Price Waterhouse LLP.

27    Financial Data Schedule.

99 Financial Statements comprising the Annual Report of the Cyprus Amax Minerals Company Savings Plan and Trust.*

- ------------
* To be filed by amendment within 180 days of the plan's fiscal year end, in accordance with Rule 15d-21.

   (b) The following 8-K's were filed during the last quarter of the period covered by this Report on Form 10-K:

       No Report on Form 8-K was filed during the last quarter of the period covered by this Report on Form 10-K.

                                   SIGNATURES

   PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED ON THE 24 DAY OF MARCH 1995.

                                  CYPRUS AMAX MINERALS COMPANY
                                    (REGISTRANT)

                                  By    /s/  GERALD J. MALYS
                                        --------------------
                                           Gerald J. Malys
                                   Senior Vice President and Chief
                                          Financial Officer

   PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES INDICATED ON MARCH 24, 1995.

    Signatures                     Titles
    ----------                     ------

/s/  MILTON H. WARD              Co-Chairman of the Board, Director, President,
- -----------------------------       and Chief Executive Officer
   Milton H. Ward

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

   /s/  THEODORE M. SOLSO        Director
- -----------------------------
      Theodore M. Solso

   /s/  JOHN HOYT STOOKEY        Director
- -----------------------------
      John Hoyt Stookey

   /s/  JAMES A. TODD, JR.       Director
- -----------------------------
      James A. Todd, Jr.

    /s/  BILLIE B. TURNER        Director
- -----------------------------
        Billie B. Turner

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                         FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Shareholders of Cyprus Amax Minerals Company:

   Our audits of the consolidated financial statements referred to in our report dated February 17, 1995, appearing on page 23 of the 1994 Annual Report to Shareholders of Cyprus Amax Minerals Company (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


/s/ PRICE WATERHOUSE LLP

PRICE WATERHOUSE LLP

Denver, Colorado
February 17, 1995

                                 SCHEDULE VIII
                 CYPRUS AMAX MINERALS COMPANY AND SUBSIDIARIES
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                         FOR THE YEAR ENDED DECEMBER 31
                             (MILLIONS OF DOLLARS)

                                                                     Additions
                                                              -----------------------
                                                              Charged       Charged
                                                Balance at       to           to                        Balance at
                                                 Beginning    Costs and      Other                        End of
MATERIAL AND SUPPLIES INVENTORY                   of Year     Expenses      Accounts      Deductions       Year
- -------------------------------                 ----------    ---------     --------      ----------    ----------
1994
 Deducted from asset accounts:
   Reserve for material and supplies
     inventory.................................     $ 21      $   1            $  7        $   (6)          $ 23
                                                    ====      =====            ====        ======           ====
1993
 Deducted from asset accounts:
   Reserve for material and supplies
     inventory.................................     $ 33      $   1            $  -        $  (13)/(1)/     $ 21
                                                    ====      =====            ====        ======           ====
1992
 Deducted from asset accounts:
   Reserve for material and supplies
     inventory.................................     $ 23      $  14/(2)/       $  -        $   (4)          $ 33
                                                    ====      =====            ====        ======           ====

DOUBTFUL ACCOUNTS AND NOTES RECEIVABLE
- --------------------------------------
1994
 Deducted from asset accounts:
   Reserve for doubtful accounts and
     notes receivable-current..................     $  2      $   -            $  3        $    -           $  5
   Reserve for doubtful accounts and
     notes receivable-noncurrent...............        5          -               1            (1)             5
                                                    ----      -----            ----        ------           ----
      Total....................................     $  7      $   -            $  4        $   (1)          $ 10
                                                    ====      =====            ====        ======           ====
1993
 Deducted from asset accounts:
   Reserve for doubtful accounts and
     notes receivable-current..................     $  2      $   -            $  1       $    (1)          $  2
   Reserve for doubtful accounts and
     notes receivable-noncurrent...............        5          -               3            (3)             5
                                                    ----      -----            ----        ------           ----
      Total....................................     $  7      $   -            $  4        $   (4)          $  7
                                                    ====      =====            ====        ======           ====
1992
 Deducted from asset accounts:
   Reserve for doubtful accounts and
     notes receivable-current..................     $  2      $   -            $  1        $   (1)          $  2
   Reserve for doubtful accounts and
     notes receivable-noncurrent...............       17          3               -           (15)/(3)/        5
                                                    ----      -----            ----        ------           ----
      Total....................................     $ 19      $   3            $  1        $  (16)          $  7
                                                    ====      =====            ====        ======           ----

- ------------
/(1)/ Amount includes the elimination of reserves for operations sold or shut down, $4 million; remainder represents deductions for transfers, usage, returns, and obsolescence due to the M&S inventory reduction program.
/(2)/ Amount primarily represents increased reserve for obsolescence, $12 million.
/(3)/ Amount primarily represents the write-off of LTV receivables.

                               INDEX TO EXHIBITS


Exhibit
Number                            Document
- -------                           --------
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

      (a)  Cyprus Amax Minerals Company 1995 Bonus Incentive
           Program, filed herewith.

      (b) Deferred Compensation Plan for Selected Employees of Cyprus Amax Minerals Company, filed herewith.

      (c)  Deferred Compensation Plan for Non-Employee
           Directors of Cyprus Amax Minerals Company, filed herewith.

      (d)  Full Retirement Benefit Plan for Certain Salaried
           Employees, as amended through the date of signing of the Annual Report on Form 10-K, incorporated by reference from Exhibit 10(c) to the Annual
           Report on Form 10-K for the period ended December 31, 1988; Exhibit 10(c) to the Annual Report on Form
           10-K for the period ended December 31, 1989; Exhibit
           10(b) to the Annual Report on Form 10-K for the period ended December 31, 1990; and Exhibit 10(b) to the Annual report on Form 10-K for the period ended December 31, 1992; and including the additional amendments filed with this Report.

      (e) Restorative retirement plans, as amended through the date of signing of the Annual Report on Form 10-K, incorporated by reference from Exhibit 10(c) to the Annual Report on Form 10-K for the period ended
           December 31, 1986; Exhibit 10(c) to the Annual Report on Form 10-K for the period ended December 31, 1989;
           Exhibit 10(b) to the Annual Report on Form 10-K for the period ended December 31, 1990; and Exhibit 10(a) to the Annual Report on Form 10-K for the period ended
           December 31, 1992; and including the additional amendments filed with this Report.

      (f) Excess Defined Contribution Plan, as restated through the date of signing of this Annual Report on Form 10-K, filed herewith.


Exhibit
Number                        Document
- -------                       --------
11    Statement re computation of per share earnings.

13    1994 Annual Report to Shareholders.

21    Subsidiaries of the Registrant.

23    Consent of Price Waterhouse LLP.

27    Financial Data Schedule.

- ------------

   (b) The following 8-K's were filed during the last quarter of the period covered by this Report on Form 10-K:

       No Report on Form 8-K was filed during the last quarter of the period covered by this Report on Form 10-K.