Form 10-Q
period 1995-03-31
CYPRUS AMAX MINERALS CO
filed 1995-05-10
CIK 769589

                                   FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549


                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended  March 31, 1995    Commission File Number 1-10040
                   --------------                           -------


                         CYPRUS AMAX MINERALS COMPANY
- --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)



     Delaware                                                     36-2684040
 -------------------------------------------------------------------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                            Identification Number)



9100 East Mineral Circle, Englewood, Colorado                            80112
- --------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)


                                (303) 643-5000
- --------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X     No
                                        -----      -----

Number of shares of common stock outstanding as of May 9, 1995, was 92,698,310 shares.


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

                                                              (Unaudited)
                                                             Three Months
                                                            Ended March 31
                                                         ---------------------
                                                          1995           1994
                                                         -------       -------
Revenue                                                   $ 784         $ 588
                                                          -----         -----
Costs and Expenses
Cost of Sales and Operating Expenses                        537           447
Selling and Administrative Expenses                          27            26
Depreciation, Depletion, and Amortization                    71            63
Exploration Expense                                           5             6
                                                          -----         -----
Total Costs and Expenses                                    640           542
                                                          -----         -----
Income from Operations                                      144            46
Other Income (Expense)
Interest Income                                               4             3
Interest Expense                                            (28)          (27)
Capitalized Interest                                          6             1
Equity Investments and Other                                 (4)            1
                                                          -----         -----
Income from Continuing Operations Before Income Taxes       122            24
Income Tax Provision                                        (25)           (5)
                                                          -----         -----
Income from Continuing Operations                            97            19
Income from Operations of Discontinued Oil and Gas
  Division, Net of Applicable Taxes of $2                     -             9
                                                          -----         -----
Net Income                                                   97            28
Preferred Stock Dividends                                    (5)           (5)
                                                          -----         -----
Income Applicable to Common Shares                        $  92         $  23
                                                          =====         =====


Earnings Per Common Share
  Primary                                                 $1.00         $ .25
                                                          =====         =====
  Fully Diluted                                           $ .94         $ .25/(1)/
                                                          =====         =====

Average Common Shares Outstanding
  Primary                                                  92.8          92.1
  Fully Diluted                                           102.7         102.1


See accompanying notes to consolidated financial statements.


/(1)/Fully diluted earnings per share were anti-dilutive.

                 CYPRUS AMAX MINERALS COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                       (In Millions Except Share Amounts)


                                                                             (Unaudited)
                                                                              March 31,   December 31,
                     Assets                                                      1995         1994
                                                                              ----------  -------------
Current Assets
Cash and Cash Equivalents                                                      $    131      $    139
Accounts and Notes Receivable, Net                                                  354           350
Inventories                                                                         442           453
Prepaid Expenses                                                                     76            73
Deferred Income Taxes                                                                21            26
                                                                               --------      --------
   Total Current Assets                                                           1,024         1,041
Properties - At Cost, Net                                                         3,963         3,925
Other Assets                                                                        490           441
                                                                               --------      --------
   Total Assets                                                                $  5,477      $  5,407
                                                                               ========      ========
                Liabilities and Shareholders' Equity
Current Liabilities
Current Portion of Long-Term Debt                                                    26            21
Current Portion of Production Payments                                               48            47
Accounts Payable                                                                    129           144
Accrued Payroll and Benefits                                                         94            92
Accrued Royalties and Interest                                                       50            36
Other Accrued Liabilities                                                           150           142
Taxes Payable, Other Than Income Taxes                                               66            61
Income Taxes Payable                                                                 74            57
Dividends Payable                                                                    19            18
                                                                               --------      --------
   Total Current Liabilities                                                        656           618
                                                                               --------      --------
Noncurrent Liabilities and Deferred Credits
Long-Term Debt                                                                      954           955
Production Payments                                                                 224           236
Capital Lease Obligations                                                           197           200
Deferred Employee and Retiree Benefits                                              412           405
Deferred Closure, Reclamation, and Environmental                                    352           368
Deferred Income Taxes                                                               126           125
Other                                                                               157           171
                                                                               --------      --------
   Total Noncurrent Liabilities and Deferred Credits                              2,422         2,460
                                                                               --------      --------
Shareholders' Equity
Preferred Stock, $1 Par Value,
   20,000,000 Shares Authorized:
   $4.00 Series A Convertible Stock, $50 Stated Value,
    4,666,667 Authorized, 4,666,478 Issued and Outstanding in 1995,
    and 4,666,635 in 1994                                                            5             5
   Series A Preferred Stock, 500,000 Shares
    Authorized, None Issued or Outstanding
Common Stock, Without Par Value,
   150,000,000 Shares Authorized,
   Issued 96,026,845 in 1995 and 96,026,546 in 1994                                  1             1
Paid-In Surplus                                                                  2,955         2,962
Accumulated Deficit                                                               (422)         (496)
Foreign Currency Translation Adjustment                                              2             6
                                                                              --------      --------
                                                                                 2,541         2,478
Treasury Stock at Cost, 3,217,981 Shares in 1995
 and 3,460,078 Shares in 1994                                                      (74)          (80)
Loan to Savings Plan                                                               (68)          (69)
                                                                              --------      --------
   Total Shareholders' Equity                                                    2,399         2,329
                                                                              --------      --------
   Total Liabilities and Shareholders' Equity                                 $  5,477      $  5,407
                                                                              ========      ========

See accompanying notes to consolidated financial statements.

                 CYPRUS AMAX MINERALS COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In Millions)

                                                                                (Unaudited)
                                                                               Three Months
                                                                              Ended March 31
                                                                           -------------------
                                                                            1995         1994
                                                                           ------       ------
Cash Flows from Operating Activities
Net Income from Continuing Operations                                        $  97       $  19

Adjustments to Reconcile Net Income to Net Cash Provided by
   (Used for) Continuing Operations:
      Depreciation, Depletion, and Amortization                                 71          63
      Deferred Income Taxes                                                      3          (1)
      Gain on Sale of Assets                                                     1           -
      Changes in Assets and Liabilities Net of Effects
       from Businesses Acquired/Sold                                            (2)       (120)
      Other                                                                     16          20
                                                                             -----       -----
Net Cash Provided by (Used for) Continuing Operations                          186         (19)
Net Cash Provided by Discontinued Operations                                     -          14
                                                                             -----       -----
Net Cash Provided by (Used for) Operating Activities                           186          (5)
                                                                             -----       -----
Cash Flows from Investing Activities
   Capital Expenditures                                                       (102)        (77)
   Payments for Businesses Purchased                                             -         (32)
   Capitalized Interest                                                         (6)         (1)
   Advances to Affiliates                                                      (58)        (21)
   Proceeds from Sale of Assets                                                  7         788
                                                                             -----       -----
Net Cash Provided by (Used for) Investing Activities                          (159)        657
                                                                             -----       -----
Cash Flows from Financing Activities
   Net Borrowings on Line of Credit                                              -         150
   Payments on Debt and Other Obligations                                      (12)        (45)
   Proceeds of Issuance of Stock for Employee Benefits                           -           3
   Dividends Paid                                                              (23)        (23)
                                                                             -----       -----
Net Cash Provided by (Used for) Financing Activities                           (35)         85
                                                                             -----       -----
Net Increase (Decrease) in Cash and Cash Equivalents                            (8)        737
Cash and Cash Equivalents at Beginning of Year                                 139          96
                                                                             -----       -----
Cash and Cash Equivalents at End of Period                                   $ 131       $ 833
                                                                             -----       -----

See accompanying notes to consolidated financial statements.

                 CYPRUS AMAX MINERALS COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1.  Basis of Presentation
- ------------------------------

The accompanying interim unaudited financial statements include all adjustments which are, in the opinion of management, necessary for a fair presentation. Results for any interim period are not necessarily indicative of the results that may be achieved in future periods. The financial information as of this interim date should be read in conjunction with the financial statements and notes thereto contained in Cyprus Amax's Annual Report on Form 10-K for the year ended December 31, 1994.

Note 2.  Inventories
- --------------------

Inventories detailed by component are summarized below (in millions):

                                          (Unaudited)
                                            March 31,     December 31,
                                             1995             1994
                                          -----------     ------------
Component
    In-Process Ores, Concentrates,
      and Other                             $   187          $   193
    Finished Goods                              171              182
    Materials and Supplies                       84               78
                                            -------          -------
                                            $   442          $   453
                                            =======          =======

Note 3.  Fair Value of Financial Instruments
- --------------------------------------------

The estimated fair values for financial instruments under SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," are made at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. At March 31, 1995, the net carrying value of financial instruments approximated a $963 million liability, whereas the fair value approximated a $1,027 million liability. The difference in fair value is primarily due to lower interest rates.

Note 4.  Contingencies
- ----------------------

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

In April 1994, Cyprus Amax was notified by the Department of Justice that the government will be seeking civil penalties for alleged violations of the Federal Clean Water Act in the operation of Cyprus Amax's Bagdad, Miami, and Sierrita mines located in Arizona. These governmental actions relate to findings of violations and orders issued by the Environmental Protection Agency (EPA) to these operations in late 1992 and early 1993. The violations are alleged to have occurred between April 1989 and January 1993. The relief sought by the EPA under these findings of violation and orders was penalties and corrective action to comply with the Clean Water Act. Based upon information currently known to it, management expects to resolve this matter in the near term.

In January 1995, Cyprus Foote Mineral Company (Cyprus Foote) agreed to sign a Consent Order with the State of Ohio and Shieldalloy Metallurgical Corporation (Shieldalloy) related to alleged contamination of the Shieldalloy's Cambridge, Ohio, operating site with slag containing elevated levels of naturally occurring radionuclides. The slag is alleged to have been produced from Foote Mineral Company's (FMC) operation of the Cambridge ferroalloy plant from the early 1950s to 1987 when the plant was sold by Foote to Shieldalloy. FMC's sale of the ferroalloy facility to Shieldalloy predated Cyprus' 1988 acquisition of FMC's stock. The Consent Order requires Cyprus Foote to participate with Shieldalloy in funding the development of a remedial investigation and feasibility study to be completed in early 1996.

Cyprus Amax received an EPA Unilateral Order in 1994 pursuant to Section 106 of the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA) requiring it to participate in a cleanup of soils with elevated metals levels in the city of Bartlesville, Oklahoma, as well as to participate in funding a remedial investigation and feasibility study. A Cyprus Amax subsidiary built and operated a zinc smelter near Bartlesville in the early 1900s. Cyprus Amax is one of several identified potentially responsible parties (PRPs) at this site and is participating in a PRP group in an effort to minimize its immediate costs to comply with the EPA order.

In late 1994, Cyprus Amax, along with a number of other PRPs, received a Unilateral Administrative Order for Removal Action pursuant to Section 106 of CERCLA with regard to materials stockpiled at the Colorado School of Mines Research Institute Creekside Superfund site, located in Golden, Colorado. The EPA alleges that these materials result from various research operations at the facility and that Cyprus Amax contributed materials to the site for research. Cyprus Amax is participating with the state of Colorado and a number of other entities in completing a remedial investigation and feasibility study for this site.

In 1994, Cyprus Amax received several Orders from the Bureau of Land Management
(BLM) in Roswell, New Mexico, alleging Cyprus Amax's continuing responsibility for closure and reclamation of the Horizon Potash Mine near Carlsbad, New Mexico. Amax sold its interest in the mine in 1991, and Horizon abandoned the site in 1993. Cyprus Amax is vigorously pursuing its legal defenses to this potential liability and has held discussions with the BLM as to possible settlement.

At March 31, 1995, Cyprus Amax had accruals of approximately $390 million for expected future mine closure, reclamation, and environmental remediation liabilities. Total reclamation costs for Cyprus Amax at the end of current mine lives are estimated at about $550 million. Additionally, the cost range of reasonably possible outcomes for sites where remediation costs are estimable is from $70 million to $230 million of which approximately $105 million was reserved at March 31, 1995. Work on these sites is expected to be substantially completed within the next five years, subject to the inherent delays involved in the process. Remediation costs that could not be reasonably estimated at March 31, 1995, are not expected to have a material impact on the financial condition and ongoing operations of the Company.

Note 5.  Information by Industry Segment
- ---------------------------------------

Cyprus Amax operates in three principal industry segments -- Copper/Molybdenum, Coal, and Other -- which supply mineral products primarily to the construction, automobile, steel, and utility industries. The financial information for these segments is presented below (in millions):


                                                              (Unaudited)
                                                             Three Months
                                                            Ended March 31
                                                           ----------------
                                                             1995     1994
                                                            ------   ------
Segment Revenue

   Copper/Molybdenum                                       $  462    $  287
   Coal                                                       302       265
   Other                                                       20        36
                                                           ------    ------

                                                           $  784    $  588
                                                           ======    ======

Segment Operating Income (Loss)


   Copper/Molybdenum                                       $  128    $   36
   Coal                                                        31        25
   Other                                                       (1)       (4)
                                                           ------    ------
                                                              158        57

Corporate                                                     (14)      (11)
Interest, Net                                                 (18)      (23)
Equity Investments and Other                                   (4)        1
                                                           ------    ------

  Income from Continuing Operations
   Before Income Taxes                                        122        24
Income Tax Provision                                          (25)       (5)
                                                           ------    ------
  Income from Continuing Operations                            97        19
Income from Operations of Discontinued Oil and Gas
  Division, Net of Applicable Taxes of $2                       -         9
                                                           ------    ------
   Net Income                                              $   97    $   28
                                                           ======    ======

Review by Independent Accountants
- ---------------------------------

The financial information as of March 31, 1995, and for the three-month period ended March 31, 1995, included in Part I pursuant to Rule 10-01 of Regulation S-X has been reviewed by Price Waterhouse LLP, the Company's independent accountants, in accordance with standards established by the American Institute of Certified Public Accountants. Price Waterhouse LLP's report is included as page 9 of this quarterly report.

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

                       REPORT OF INDEPENDENT ACCOUNTANTS
                       ---------------------------------


To the Board of Directors and Shareholders of Cyprus Amax Minerals Company

We have reviewed the accompanying consolidated balance sheet of Cyprus Amax Minerals Company and its subsidiaries as of March 31, 1995, and the related consolidated statements of operations and of cash flows for the three-month periods ended March 31, 1995 and 1994. These financial statements are the responsibility of the Company's management.

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

We previously audited in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1994, and the related consolidated statements of operations, of shareholder's equity, and of cash flows for the year then ended (not presented herein), and in our report dated February 17, 1995, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 1994, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.



Price Waterhouse LLP

Denver, Colorado
May 9, 1995

Item 2. Management's Discussion and Analysis of Results of Operations and
- -------------------------------------------------------------------------
Financial Condition
- -------------------

Results of Operations
- ---------------------

Cyprus Amax Minerals Company reported consolidated net income of $97 million, or $1.00 per share, on revenue of $784 million for the first quarter of 1995, compared to 1994 earnings of $28 million, or 25 cents per share, on revenue of $588 million.


                                                        Three Months Ended
                                                            March 31,
                                                        ------------------
Selected Results (In millions except per share data)      1995       1994
                                                        --------   -------

Revenue                                                 $   784    $   588

Net Income                                              $    97    $    28

Earnings Per Share                                      $  1.00    $   .25


The 1995 revenue of $784 million was up $196 million from the comparable 1994 quarter primarily because of 38 cents per pound higher copper realizations, $4.12 per pound higher molybdenum realizations, higher coal sales, and higher molybdenum sales.

Segment income is earnings before corporate overhead, interest, equity and other, and income taxes.


Copper/Molybdenum
                                                     Three Months Ended
                                                          March 31,
                                                     ------------------
Selected Results (In millions)                        1995        1994
                                                     ------      ------

Revenue                                              $  462      $  287

Segment Operating Income                             $  128      $   36

Copper/Molybdenum earned a record $128 million during the first quarter, compared to earnings of $36 million in the 1994 period. Earnings were significantly higher primarily due to 40 percent increased copper realizations and $47 million higher molybdenum results, partially offset by higher costs of copper sold. These costs represented prior periods inventoried costs from the third and fourth quarters of 1994.

First quarter copper realizations averaged $1.33 per pound, 38 cents higher than in the 1994 quarter. First quarter realizations were reduced by the inclusion of put expense and prices realized from the sale of 50 million pounds of hedged forward sales, which represent production from Tohono and the sale of scrap copper which was reprocessed. Cyprus Amax continues to buy copper puts to provide price protection, which ensure a minimum average realization on a London Metals Exchange (LME) basis of an average of $1.05 per pound on 250 million pounds for the second half of 1995, an average of 87 cents per pound on the remaining 1995 sales, and an average of 90 cents per pound on about 700 million pounds for 1996. As of March 31, 1995, Cyprus Amax has sold forward remaining 1995 production of 40 million pounds of copper on both the LME and COMEX with prices ranging from $1.24 (LME) to $1.30 (COMEX) per pound and 1996 production of 46 million pounds at a price of $1.07 (LME) per pound.

COMEX copper prices have remained strong throughout the quarter due in part to lower inventories on the world metal exchanges and strong U.S. demand. Combined LME/COMEX inventories decreased by approximately 25 percent from year-end and have declined further in the month of April.


                                                             Three Months Ended
                                                                 March 31,
                                                             ------------------
Other Operating Data (In millions except as noted)            1995        1994
                                                             ------      ------
Copper Sales Volume, Pounds                                     203         197
Produced Copper Sold, Pounds                                    160         156
Copper Production, Pounds                                       159         151

Average Copper Realization, $/Pound                          $ 1.33      $  .95
Cost of Sales, $/Pound                                       $  .82      $  .73
Net Cash Cost, $/Pound                                       $  .49      $  .68
Full Cost, $/Pound                                           $  .59      $  .74

Bagdad
- ------
Production - Pounds                                              53          49
Material Mined - Tons                                          15.0        16.5
Ore Mined - Tons                                                7.9         6.8
Stripping Ratio                                                 .90        1.43
Ore Milled - Tons                                               7.6         6.6
Ore Grade - %                                                   .39         .43

Miami
- -----
Production - Pounds                                              25          30
Material Mined - Tons                                          17.4        21.0
Ore Mined - Tons                                                5.8         8.5
Stripping Ratio                                                2.03        1.46
Ore Grade - %                                                   .48         .35

Sierrita/Twin Buttes
- --------------------
Production - Pounds                                              57          66
Material Mined - Tons                                          18.7        18.7
Ore Mined - Tons                                               10.5         9.8
Stripping Ratio - Sierrita/Twin Buttes                          .72         .84
Ore Milled - Tons                                              10.0         9.4
Ore Grade - %                                                   .30         .37

Molybdenum Sales - Pounds                                        22          20
Produced Molybdenum Sold - Pounds                                22          17
Molybdenum Production - Pounds                                   20          14
Average Realization - $/Pound                                  7.91        3.79

Henderson
- ---------
Production - Pounds                                              11           5
Material Mined - Tons                                           2.1         1.0
Ore Milled - Tons                                               2.1         1.0
Ore Grade - %                                                   .31         .30

During the quarter, Cyprus Amax sold 160 million pounds of produced copper, 4 million pounds more than in the 1994 first quarter. Cost of sales increased nine cents per pound from the 1994 period to 82 cents per pound for the first quarter of 1995 due to the inclusion of higher start-up costs at Cerro Verde in Peru, higher costs at the new Tohono project, and higher sulfide costs at Bagdad and Sierrita inventoried from the second half of 1994, partially offset by higher molybdenum by-product credits.

Cyprus Amax set a record for the lowest net cash cost in a quarter of 49 cents per pound, which was 19 cents lower than the 68 cents per pound for the first quarter of 1994. Excluding the Cerro Verde and Tohono projects, which increased average costs segment-wide by six cents per pound, first quarter 1995 cash costs would have been 43 cents per pound. The lower cash costs primarily reflect higher by-product credits from molybdenum of 37 cents per pound in the first quarter of 1995 compared to 14 cents per pound in 1994. These lower cash costs are still in inventory and their impact will be reflected in lower copper cost of sales when sold in future quarters.

Copper production totalled 159 million pounds for the quarter compared to 151 million pounds in 1994. The increase was due to the addition of Cerro Verde and Tohono production and record mill throughput at Bagdad and Sierrita, partially offset by lower copper ore grades at Bagdad and Sierrita and a temporary production outage at Miami. Copper production is expected to increase in the remaining three quarters of 1995. Production rates at Cerro Verde increased 40 percent during the quarter and Miami daily production rate increased ten percent during the quarter due to increased solution flow and ore grade. Cyprus Amax expects that 1995 copper production will be about 675 million pounds.

In mid-January 1995, a smelter turnaround at Miami commenced to perform normal annual maintenance and to install a newly designed gas off-take cooling hood. Full production resumed in mid-February and in March the smelter operated at over design capacity and had a record month for treatment and unit cash costs. Through mid-April the smelter has operated at slightly above design capacity.

Due to limited anode availability from the smelter turnaround and defective insulators on cathode blanks, refinery production in the first quarter of 1995 was about 50 percent of design capacity. The insulators are being changed, production is increasing, and all insulators will be replaced by the end of June.

Molybdenum operations earned $50 million for the first quarter of 1995 compared to $3 million for the comparable quarter in 1994. Production increased to 20 million pounds from 14 million pounds, and produced sales increased to 22 million pounds from 17 million pounds for the first quarters of 1995 and 1994, respectively. Additionally, the 1995 first quarter realizations averaged $7.91 per pound compared to $3.79 per pound during the first quarter of 1994. Since most of Cyprus Amax's molybdenum products are generally priced one quarter ahead, the 1995 second quarter molybdenum realizations are expected to be significantly higher than the first quarter.

During the first quarter of 1995, Cyprus Amax announced the reopening of the Climax molybdenum mine near Leadville, Colorado, in response to increased customer demand for molybdenum products. Mining and milling operations began in April 1995. With the increase in production from the Climax mine, Cyprus Amax expects that 1995 molybdenum production will be about 75 to 80 million pounds.

Strong molybdenum consumption in Europe and the U.S. approached record levels in the first quarter of 1995, and strong molybdenum demand is expected to continue during 1995. All end-use applications of molybdenum -- stainless steel, alloy, and chemicals -- showed growth.


Coal
                                               Three Months Ended
                                                     March 31,
                                               ------------------
Selected Results (In millions)                   1995       1994
                                               -------    -------

Revenue                                        $   302    $   265

Segment Operating Income                       $    31    $    25

Coal reported first quarter earnings of $31 million compared to 1994 first quarter earnings of $25 million. The increase in earnings primarily was due to the absence of adverse weather in the East during the first quarter of 1994 which had a negative effect on earnings of approximately $7 million and higher 1995 shipments from the Powder River Basin with a higher proportion under long-term contracts. Partially offsetting these increases were a weaker 1995 first quarter in the Midwest due to reduced shipments at Minnehaha, and reduced production and higher unit costs at Delta due to unscheduled dragline repairs and unfavorable stripping ratios.



                                                         Three Months Ended
Selected Operating Data                                        March 31,
                                                         ------------------
                                                          1995        1994
                                                         ------      ------
Sales Volume - Millions of Tons
- -------------------------------

  Eastern Mines                                            6.6         5.7
  Western Mines - Powder River Basin                       9.0         8.6
  Western Mines - Other                                    2.7         2.5
                                                       -------     -------
     Total Sales                                          18.3        16.8
                                                       -------     -------

  Oakbridge Equity Share                                   1.5         1.2

Average Realization - $/Ton                            $ 16.11     $ 15.48

Domestic Average Contract Price - $/Ton                $ 17.20     $ 18.32
Domestic Average Spot Price - $/Ton                    $ 12.28     $ 10.51
Oakbridge Contract Price - $/Ton                       $ 24.95     $ 23.94
Oakbridge Spot Price - $/Ton                           $ 20.34     $ 19.22

Average Cost of Sales - $/Ton                          $ 14.49     $ 14.17
Average Unit Costs - $/Ton                             $ 14.13     $ 13.74

Clean Production - Millions of Tons
- -----------------------------------
  Pennsylvania                                             2.1         1.8
  Kentucky                                                 1.2         1.0
  West Virginia                                            1.6         1.3
  Midwest                                                  2.2         2.3
  Wyoming - Powder River                                   9.0         8.6
  Colorado                                                 2.5         2.3
  Utah                                                     0.6         0.9
                                                       -------     -------
     Total Production                                     19.2        18.2
                                                       -------     -------

  Oakbridge Equity Share                                   1.4         1.0

The 1995 first quarter reflected nearly a 25 percent increased profit margin with an average realization of $16.11 per ton, average cost of sales of $14.49 per ton and a profit margin of $1.62 per ton. Cash margins were $4.00 per ton in the quarter. This compares to an average realization of $15.48, an average cost of sales of $14.17, yielding a profit margin of $1.31 per ton for the first quarter 1994. Since there was a smaller proportion of tonnage from the Powder River Basin in the first quarter of 1995, average realizations and cost of sales are higher.

Both coal production and sales of 21 million tons and 20 million tons, respectively, in the first quarter of 1995 were 2 million tons higher than in 1994. The severe winter weather in the eastern U.S. in the first quarter of 1994 disrupted operations and shipments in the East and Midwest. Productivity improved three percent in the first quarter 1995 over the 1994 comparable quarter. Additionally, Cyprus Amax coal mines set five monthly production records during the quarter. The Company expects that 1995 production will be approximately 84 million tons compared to 80 million tons in 1994, including Cyprus Amax's share of Oakbridge's production. Over 95 percent of 1995 domestic production is committed for sale, with 75 percent to be shipped under contracts of one year or longer.

Cyprus Amax expects the coal market to remain strong in 1995 with the demand returning to normal levels in the second half of 1995. First quarter demand and shipments were reduced by the mild winter weather. Utility inventories have recovered to a large degree due to the mild weather and improved transportation, however a strong demand for compliance Western coals continues. The Western U.S. rail systems continue to increase consistency and improve performance. The Eastern U.S. continues to experience barge shortages, increasing barge rates and stable rail service.

During the quarter, Coal announced the reorganization of the Midwest operations whereby the administrative functions currently being performed in the Evansville, Indiana, office will be shifted to locations more central to the mines in Indiana and Illinois. The Evansville office will be closed in mid-1995 and a $1 million reorganization charge was recorded during the quarter.

Other Minerals

                                                         Three Months Ended
                                                              March 31,
                                                         ------------------
Selected Data (In millions)                               1995        1994
                                                         ------      ------
  Segment Operating Income (Loss)                         $ (1)      $ (4)
                                                          ====       ====
  Lithium                                                 $  6       $  4
  Iron Ore                                                   -          1
  Businesses Sold/Non-Operating                             (2)        (3)
  Exploration                                               (5)        (6)
                                                          ----       ----
  Total                                                   $ (1)      $ (4)
                                                          ====       ====

  Lithium
     Sales Volumes - Millions of Lbs. Carbonate Equiv.     8.5        8.5
  Iron Ore
     Sales Volumes - Thousands of Long Tons                  -        405
  Gold
     Sales Volumes - Thousands of Ounces
      (including 42% equity share of Amax Gold)             24         23
     Gold Price - $/Ounce                                  406        401

Other Minerals, which includes Lithium, Exploration, and Businesses Sold/Non-Operating, had a combined loss for the first quarter of 1995 of $1 million compared to a loss of $4 million in 1994. Lithium earned $6 million, $2 million more than 1994 due primarily to the absence of the reorganization charge recorded in the first quarter 1994. Exploration expense of $5 million was $1 million lower than in 1994, primarily due to the timing of expenditures in 1995.

Corporate

Corporate expense of $14 million for the first quarter was $3 million higher than in 1994 due to an increase in incentive compensation reflecting higher stock prices.

Interest, Equity, and Other expense of $22 million for the 1995 first quarter was comparable to the 1994 quarter. Net interest expense of $18 million for this first quarter of 1995 was $5 million lower than the same period in 1994 primarily due to capitalized interest for the El Abra development. Cyprus Amax's equity share (approximately 43 percent) in Oakbridge's earnings was a loss of $1 million for 1995 compared to earnings of $3 million in the first quarter 1994 which included an unrealized currency exchange gain of $2 million. Cyprus Amax's equity share of Amax Gold Inc. ("AGI" or "Amax Gold") losses was $3 million, reflecting the Company's 42 percent ownership.

Discontinued Operations included income from Oil & Gas for the first quarter of 1994 of $7 million after-tax and a $2 million after-tax gain on the sale of Cyprus-owned oil and gas assets in March 1994.

Liquidity and Capital Resources

At March 31, 1995, the Company continued to have a strong financial condition with a ratio of long-term debt to total capitalization of 36.4 percent and a ratio of current assets to current liabilities of 1.6 to 1.0. At December 31, 1994, the comparable ratios were 37.4 percent and 1.7 to 1.0, respectively. The decrease in the debt to total capitalization ratio resulted from the payment of $12 million of debt. Cyprus Amax's non-cash working capital decreased $47 million from a positive $284 million at December 31, 1994, to a positive $237 million at March 31, 1995, primarily due to an increase in current taxes payable of $22 million essentially due to increased earnings and increased accrued interest payable of $13 million.

The Company's cash balance decreased from $139 million at year-end to $131 million at March 31 due primarily to capital expenditures of $102 million and advances to El Abra and Amax Gold of $58 million, offset by cash provided by continuing operations of $186 million.

Capital expenditures, excluding capitalized interest, were $102 million for the first quarter. Coal expenditures of $23 million were primarily for sustaining and replacement capital. Copper expenditures of $78 million included $34 million for the El Abra project and $10 million for the Cerro Verde project. Total capital spending for 1995 is projected to be approximately $775 million with over 75 percent and 20 percent spent on Copper and Coal projects, respectively. For 1995 the Company's share of El Abra capital spending will approximate $320 million, which includes $30 million of capitalized interest. Development of the mine will require a total investment of approximately $1 billion. Funding of the billion dollar investment to develop the oxide reserves will include approximately $300 million of subordinated loans from Cyprus Amax to the shareholders and approximately $700 million of limited recourse debt financing, which will be arranged by Cyprus Amax. The Company expects to complete project financing for the El Abra project in 1995. Over the remainder of 1995, $70 million is expected to be expended for Cerro Verde, including expanding SX-EW production and upgrading mine equipment. Cyprus Amax's additional future investment commitment for Cerro Verde is $375 million which is conditional based upon a favorable feasibility study to develop a modern milling facility, stable copper prices, a stable political environment, and other conditions.

For the full year 1995, Cyprus Amax expects to spend approximately $120 million for reclamation, remediation, and environmental compliance.

In March 1995, Cyprus Amax signed a Revolving Credit Agreement with AGI whereby the Company will provide AGI with an additional $80 million in revolving credits which may be repaid with the issuance of AGI Convertible Preferred Stock. Both companies have conversion rights that permit conversion of the outstanding loan balance into Amax Gold Common Stock, with Cyprus Amax's conversion price at $5.362 per share and Amax Gold's conversion price at $4.196 per share. This new revolving credit agreement is subject to approval by the shareholders of Amax Gold. In March 1995, AGI arranged to borrow up to $40 million under the $80 million line of credit during the period prior to receipt of shareholder approval. Under this temporary arrangement, the equity features of the credit line are suspended and the loan is secured by a 20 percent interest in AGI's Fort Knox project. If shareholder approval is not received, AGI will have until October 15, 1995, to repay the loan. As of March 31, 1995, AGI had borrowed $5 million under this temporary arrangement. Additionally, during 1994 Cyprus Amax entered into an agreement whereby it would provide AGI with a $100 million convertible line of credit with terms similar to the Revolving Credit Agreement above with Cyprus Amax's conversion price at $8.265 per share and Amax Gold's conversion price at a maximum of $8.265 per share and a minimum price of $5.854 per share. Potential conversion of the $180 million lines of credit into AGI common stock would increase Cyprus Amax's ownership of AGI's outstanding shares to approximately 57 percent.

During 1995, Cyprus Amax expects to be able to provide sufficient funds for general corporate purposes, including capital expenditures, acquisitions, and financial restructuring through internally generated funds and existing or new borrowings, including project financing for El Abra.

Cyprus Amax paid regular dividends of 20 cents per share on its Common Stock and $1.00 per preferred share during the quarter. At March 31, 1995, 92,808,864 shares of the Company's Common Stock were outstanding.

                           PART II--OTHER INFORMATION
                           --------------------------


Item 1.  Legal Proceedings
- --------------------------

See Note 4 to Consolidated Financial Statements.

Item 2.  Changes in Securities
- ------------------------------

Not applicable.

Item 3.  Defaults upon Senior Securities
- ----------------------------------------

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders
- ------------------------------------------------------------

(a)  The annual meeting of shareholders was held on May 3, 1995.

(b)  This information is omitted pursuant to instruction 3.

(c)  Set forth below are the votes cast for the election of Directors:


                               For           Withheld
                            ----------       ---------

   William C. Bousquette    72,461,979       1,170,429
   Thomas V. Falkie         72,472,291       1,160,117
   Ann Maynard Gray         72,430,143       1,202,265
   Theodore M. Solso        72,438,909       1,193,499
   James A. Todd, Jr.       72,446,989       1,185,419

The shareholders also voted to approve the Non-Employee Directors' Deferred Compensation Plan. Votes cast in favor were 69,360,572 representing almost 75 percent of the shares entitled to vote, against were 2,967,315, abstaining were 1,303,169. The shareholders voted to approve the appointment of Price Waterhouse LLP as Independent Accountants. Votes cast in favor were 72,653,115 representing almost 78 percent of the shares entitled to vote, against were 702,718, abstaining were 276,575. Additionally, the shareholders voted down the shareholder proposal relating to elimination of a classified board. Votes cast in favor were 28,360,017 representing almost 31 percent of the shares entitled to vote, against were 31,704,538, abstaining were 3,852,543.

(d)  Not applicable.

Item 5.  Other Information
- --------------------------

None.

Item 6.  Exhibits and Reports on Form 8-K
- -----------------------------------------

(a)  The following Exhibit is filed as part of this Quarterly Report on Form
     10-Q:

Exhibit
Number                            Document
- --------------  -----------------------------------------------
 (11)           Statement re computation of per share earnings.
 (15)           Letter re unaudited financial information.
 (27)           Financial data schedule.

(b) No Current Report on Form 8-K was filed during the quarter ended March 31, 1995.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        CYPRUS AMAX MINERALS COMPANY
                                        ----------------------------
                                                 Registrant



Date:   May 9, 1995                     /s/   John Taraba
       ----------------                 ----------------------------
                                              John Taraba
                                              Vice President and
                                              Controller