Form 10-K/A
period 1994-12-31
CYPRUS AMAX MINERALS CO
filed 1995-06-30
CIK 769589

- - --------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549



                                 FORM 10-K/A-1
[MARK ONE]
   [X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1994
                                       OR
   [_]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period from __________ to __________

                        Commission File Number 1-10040

                                  ----------

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

                                  ----------

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
                                               ------     -------

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

                      DOCUMENTS INCORPORATED BY REFERENCE


 1994 Annual Report to Shareholders (Parts I, II and IV). Proxy Statement for
the 1995 Annual Meeting to be filed within 120 days after the fiscal year
                                  (Part III).
- - --------------------------------------------------------------------------------

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) The following financial statements are filed as part of this Report:

         1. Financial Statements included in the 1994 Annual Report and incorporated by reference:


                                                                                         PAGES IN 1994
                                                                                         ANNUAL REPORT
                                                                                         -------------

         Report of Independent Accountants.....................................                23
         Consolidated Statement of Operations for each of the three years in
           the period ended December 31, 1994..................................                34
         Consolidated Balance Sheet at December 31, 1994 and 1993..............                35
         Consolidated Statement of Cash Flows for each of the three years
           in the period ended December 31, 1994...............................                36
         Consolidated Statement of Shareholders' Equity for each of the three
           years in the period ended December 31, 1994.........................                37
         Notes to Consolidated Financial Statements............................               38-51

      2. Financial Statement Schedules:
                                                                                         PAGES IN THIS
                                                                                           FORM 10-K
                                                                                         -------------

         Report of Independent Accountants on Financial Statement
           Schedules...........................................................                30
         For the three years in the period ended December 31, 1994:
           Schedule VIII -- Valuation and Qualifying Accounts and
           Reserves............................................................                31

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



        EXHIBIT
        NUMBER                      DOCUMENT
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


        4  (a) Form of Indenture between Cyprus Minerals Company and United
               States Trust Company, as Trustee (including form of the Notes), relating to the 10 1/8 % Notes due 2002, incorporated by reference from Exhibit 4(a) to the Registration Statement on Form S-3, File No. 33-33869.

           (b) Form of Indenture between Cyprus Minerals Company and Ameritrust Texas National Association, as Trustee (including form of the Debentures), relating to the 8 3/8% Debentures due 2023 and 6 5/8% Notes due 2005, incorporated by reference from Exhibit 4.1 to the Report on Form 8-K dated January 28, 1993, and Exhibit 4.2 to the Report on Form 8-K dated October 21, 1993.

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

        EXHIBIT
        NUMBER                      DOCUMENT
        -------                     --------


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

           (f) Certain instruments with respect to long-term debt of the Registrant have not been filed as Exhibits to this Report since the total amount of securities authorized under any such instrument does not exceed 10% of the total assets of the Registrant and its subsidiaries on a consolidated basis. The Registrant agrees to furnish a copy of each such instrument to the Securities and Exchange Commission upon request.


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

           (a) Cyprus Amax Minerals Company 1995 Bonus Incentive Program.

           (b) Deferred Compensation Plan for Selected Employees of Cyprus Amax Minerals Company.

           (c) Deferred Compensation Plan for Non-Employee Directors of Cyprus Amax Minerals Company.

        EXHIBIT
        NUMBER                      DOCUMENT
        -------                     --------


        10 (d) Full Retirement Benefit Plan for Certain Salaried Employees, as amended through the date of signing of the Annual Report on Form 10-K, incorporated by reference from Exhibit 10(c) to the Annual Report on Form 10-K for the period ended December 31, 1988;
               Exhibit 10(c) to the Annual Report on Form 10-K for the period ended December 31, 1989; Exhibit 10(b) to the Annual Report on Form 10-K for the period ended December 31, 1990; and Exhibit 10(b) to the Annual report on Form 10-K for the period ended December 31, 1992; and including the additional amendments filed with this Report.

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

           (f) Excess Defined Contribution Plan, as restated through the date of signing of this Annual Report on Form 10-K.

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

        EXHIBIT
        NUMBER                      DOCUMENT
        -------                     --------


        10 (k) 1994 Management Incentive Program of Cyprus Amax Minerals
               Company and its Participating Subsidiaries, incorporated by reference from Exhibit 10(l) to the Annual Report on Form 10-K for the period ended December 31, 1993.

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


        13 1994 Annual Report to Shareholders.


        21 Subsidiaries of the Registrant.


        23 Consent of Price Waterhouse LLP.


        27 Financial Data Schedule.

        EXHIBIT
        NUMBER                      DOCUMENT
        -------                     --------


        99 Financial Statements comprising the Annual Report of the Cyprus Amax
           Minerals Company Savings Plan and Trust, the Cyprus Amax Minerals Company Thrift Plan for Salaried Employees, and the Cyprus Amax Minerals Company Thrift Plan for Bargaining Unit Employees.*

           (a) 1994 Annual Report for the Cyprus Amax Minerals Company Savings Plan and Trust, the Cyprus Amax Minerals Company Thrift Plan for Salaried Employees, and the Cyprus Amax Minerals Company Thrift Plan for Bargaining Unit Employees.

           (b) Summary Annual Report.

           (c) Consent of Independent Accountants.



- - ------------
*   Filed herewith in accordance with Rule 15d-21.

    (b) The following Form 8-K's were filed during the last quarter of the period covered by this Report on Form 10-K:

        No Report on Form 8-K was filed during the last quarter of the period covered by this Report on Form 10-K.

                                 SIGNATURES

    PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS AMENDMENT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                        CYPRUS AMAX MINERALS COMPANY
                                          (REGISTRANT)

                                        By  /s/   John Taraba
                                            ----------------------
                                                  JOHN TARABA
                                         Vice President and Controller

DATE: JUNE 29, 1995

                                 SIGNATURES

    PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE PLAN ADMINISTRATOR HAS DULY CAUSED THIS ANNUAL REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                        CYPRUS AMAX MINERALS COMPANY
                                        SAVINGS PLAN & TRUST ADMINISTRATOR


                                        By  /s/  Philip C. Wolf
                                            -------------------------
                                             PHILIP C. WOLF, CHAIRMAN


                                        By  /s/  Gerard H. Peppard
                                            --------------------------
                                             GERARD H. PEPPARD, MEMBER


                                        By  /s/  Francis J. Kane
                                            ------------------------
                                             FRANCIS J. KANE, MEMBER