Form 10-Q
period 1995-06-30
CYPRUS AMAX MINERALS CO
filed 1995-08-11
CIK 769589

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549


                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 30, 1995    Commission File Number 1-10040
                 ---------------                          -------

                          CYPRUS AMAX MINERALS COMPANY
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



           Delaware                                           36-2684040
- -------------------------------                    ---------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                     Identification Number)



9100 East Mineral Circle, Englewood, Colorado                      80112
- ---------------------------------------------      ---------------------
(Address of principal executive offices)                       (Zip Code)


                                 (303) 643-5000
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


                                   No Change
                 -------------------------------------------------
                 (Former name, address, and former fiscal year,
                         if changed since last report)


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

Number of shares of common stock outstanding as of August 10, 1995, was 92,915,916 shares.
- ----------


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

                                                          (Unaudited)               (Unaudited)
                                                         Three Months                Six Months
                                                        Ended June 30,             Ended June 30,
                                                      ------------------         ------------------
                                                       1995        1994           1995        1994
                                                      ------      ------         ------      ------
REVENUE                                                 $875        $697         $1,682      $1,285

COSTS AND EXPENSES
Cost of Sales                                            563         544          1,121         991
Selling and Administrative Expenses                       43          24             70          50
Depreciation, Depletion, and Amortization                 78          60            155         123
Exploration Expense                                        8           5             14          11
                                                      ------      ------         ------      ------
TOTAL COSTS AND EXPENSES                                 692         633          1,360       1,175
                                                      ------      ------         ------      ------
INCOME FROM OPERATIONS                                   183          64            322         110
OTHER INCOME (EXPENSE)
Interest Income                                            7           7             11          10
Interest Expense                                         (32)        (25)           (62)        (52)
Capitalized Interest                                       9           1             15           2
Equity Investments and Other                               3          (3)             3          (2)
                                                      ------      ------         ------      ------
INCOME BEFORE INCOME TAXES AND
  MINORITY INTEREST                                      170          44            289          68
Income Tax Provision                                     (37)        (12)           (62)        (17)
Minority Interest                                          1           -              4           -
                                                      ------      ------         ------      ------
INCOME FROM CONTINUING OPERATIONS AND
  MINORITY INTEREST                                      134          32            231          51
Income from Operations of Discontinued Oil and Gas
  Division, Net of Applicable Taxes of $2                  -           -              -           9
                                                      ------      ------         ------      ------
NET INCOME                                               134          32            231          60
Preferred Stock Dividends                                 (4)         (4)            (9)        (10)
                                                      ------      ------         ------      ------
INCOME APPLICABLE TO COMMON SHARES                    $  130   $      28         $  222   $      50
                                                      ======      ======         ======      ======
EARNINGS PER COMMON SHARE
  Primary                                             $ 1.39   $     .30         $ 2.39   $     .55
  Fully Diluted                                       $ 1.31   $     .30/(1)/    $ 2.27   $     .55/(1)/

AVERAGE COMMON SHARES OUTSTANDING
  Primary                                             $ 92.8   $    92.3         $ 92.8   $    92.3
  Fully Diluted                                       $102.7   $   102.3         $102.7   $   102.3

See accompanying notes to financial statements.

/(1)/Fully diluted earnings per share were anti-dilutive.

                 CYPRUS AMAX MINERALS COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                       (IN MILLIONS EXCEPT SHARE AMOUNTS)

                                                            (Unaudited)
                                                             June 30,    December 31,
                             ASSETS                            1995          1994
                                                            -----------  -------------
CURRENT ASSETS
Cash and Cash Equivalents                                       $  186         $  139
Accounts and Notes Receivable, Net                                 398            350
Inventories                                                        447            453
Prepaid Expenses                                                    75             73
Deferred Income Taxes                                               13             26
                                                                ------         ------
     Total Current Assets                                        1,119          1,041
PROPERTIES - At Cost, Net                                        4,413          3,925
OTHER ASSETS                                                       509            441
                                                                ------         ------
     Total Assets                                               $6,041         $5,407
                                                                ======         ======
                    LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Current Portion of Long-Term Debt                               $  151         $   21
Current Portion of Production Payments                              71             47
Accounts Payable                                                   129            144
Accrued Payroll and Benefits                                       108             92
Accrued Royalties and Interest                                      37             36
Other Accrued Liabilities                                          139            142
Taxes Payable, Other Than Income Taxes                              59             61
Income Taxes Payable                                                77             57
Dividends Payable                                                   23             18
                                                                ------         ------
     Total Current Liabilities                                     794            618
                                                                ------         ------
NONCURRENT LIABILITIES AND DEFERRED CREDITS
Long-Term Debt                                                   1,310            955
Production Payments                                                  -            236
Capital Lease Obligations                                          196            200
Deferred Employee and Retiree Benefits                             417            405
Deferred Closure, Reclamation, and Environmental                   351            368
Deferred Income Taxes                                              127            125
Other                                                              165            171
                                                                ------         ------
     Total Noncurrent Liabilities and Deferred Credits           2,566          2,460
                                                                ------         ------
Minority Interest                                                  174              -
                                                                ------         ------
SHAREHOLDERS' EQUITY
Preferred Stock, $1 Par Value,
  20,000,000 Shares Authorized:
  $4.00 Series A Convertible Stock, $50 Stated Value,
   4,666,667 Authorized, 4,666,635 Issued and Outstanding            5              5
  Series A Preferred Stock, 500,000 Shares
   Authorized, None Issued or Outstanding                            -              -
Common Stock, Without Par Value,
  150,000,000 Shares Authorized,
  Issued 96,029,944 in 1995 and 96,026,546 in 1994                   1              1
Paid-In Surplus                                                  2,955          2,962
Accumulated Deficit                                               (316)          (496)
Foreign Currency Translation Adjustment                              2              6
                                                                ------         ------
                                                                 2,647          2,478
Treasury Stock at Cost, 3,171,513 Shares in 1995
  and 3,460,078 Shares in 1994                                     (73)           (80)
Loan to Savings Plan                                               (67)           (69)
                                                                ------         ------
     Total Shareholders' Equity                                  2,507          2,329
                                                                ------         ------
     Total Liabilities and Shareholders' Equity                 $6,041         $5,407
                                                                ======         ======

See accompanying notes to financial statements.

                 CYPRUS AMAX MINERALS COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN MILLIONS)

                                                               (Unaudited)
                                                                Six Months
                                                              Ended June 30,
                                                           -------------------
                                                            1995         1994
                                                           -------      ------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income from Continuing Operations                      $ 231        $  51
Adjustments to Reconcile Net Income to Net Cash
  Provided by (Used for) Continuing Operations:
     Depreciation, Depletion, and Amortization               155          123
     Deferred Income Taxes                                     2           13
     Gain on Sale of Assets                                   (2)           -
     Changes in Assets and Liabilities Net of Effects
      from Businesses Acquired/Sold                          (51)        (314)
     Other                                                    15           32
                                                           -----        -----
Net Cash Provided by (Used for) Continuing Operations        350          (95)
Net Cash Provided by Discontinued Operations                   -           14
                                                           -----        -----
NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES         350          (81)
                                                           -----        -----
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital Expenditures                                      (323)        (182)
  Payments for Businesses Purchased                            -         (362)
  Capitalized Interest                                       (15)          (2)
  Advances to Affiliates                                    (131)         (29)
  Proceeds from Sale of Assets                                21          796
  Cash Effect of Consolidating Amax Gold, Inc.                37            -
                                                           -----        -----
NET CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES        (411)         221
                                                           -----        -----
CASH FLOWS FROM FINANCING ACTIVITIES
  Net Borrowings on Line of Credit                            99          150
  Payments on Line of Credit                                   -          (50)
  Net Proceeds from Issuance of Long-Term Debt               288            -
  Payments on Debt and Other Obligations                    (231)         (62)
  Proceeds from Issuance of Stock for Employee Benefits        1            5
  Payments to Minority Interests                              (3)           -
  Dividends Paid                                             (46)         (46)
                                                           -----        -----
NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES         108           (3)
                                                           -----        -----
NET INCREASE IN CASH AND CASH EQUIVALENTS                     47          137
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR               139           96
                                                           -----        -----
CASH AND CASH EQUIVALENTS AT END OF PERIOD                 $ 186        $ 233
                                                           =====        =====

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

NOTE 2.  CONSOLIDATION OF AMAX GOLD INC.
- ----------------------------------------

At June 30, 1995, Cyprus Amax had loaned Amax Gold Inc. $35 million under the 1995 $80 million double convertible revolving credit agreement (DOCLOCII). In mid-July 1995, Cyprus Amax exercised its option under DOCLOCII to convert the $35 million borrowing to common stock. This increased Cyprus Amax's ownership of Amax Gold Inc. from 42 percent to approximately 47 percent. Cyprus Amax has determined that consolidation of Amax Gold is appropriate due to the execution of certain financing arrangements which may lead to an increased ownership position. The consolidation was effective as of January 1, 1995, and the first quarter results have been restated.

NOTE 3.  INVENTORIES
- --------------------

Inventories detailed by component are summarized below (in millions):

                                      (Unaudited)
                                       June 30,    December 31,
                                         1995          1994
                                      -----------  ------------
Component
    In-Process Ores, Concentrates,
      and Other                            $ 193          $ 193
    Finished Goods                           164            182
    Materials and Supplies                    90             78

                                           $ 447          $ 453

NOTE 4.  FAIR VALUE OF FINANCIAL INSTRUMENTS
- --------------------------------------------

The estimated fair values for financial instruments under SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," are made at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. At June 30, 1995, the net carrying value of financial instruments approximated a $968 million liability, whereas the fair value approximated a $1,078 million liability. The difference in fair value is primarily due to lower interest rates as of June 30, 1995, compared to rates on the Company's debt.

NOTE 5:  CONTINGENCIES
- ----------------------

On August 9, 1995, a new coal contract was executed between Amax Coal Company and PSI Energy, Inc. to replace an existing contract and to settle arbitration matters related to the existing contract. Terms of the contract will result in a write-down in the third quarter of the carrying value of Wabash mine's assets. See Note 7: Subsequent Events.

On November 8, 1993, Cyprus Amax was notified by the United States Department of Justice that it was under investigation for possible violations of the antitrust laws of the United States regarding its molybdenum business. In June 1995, Cyprus Amax was informed that the preliminary investigation into molybdenum pricing was closed without further action.

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

In January 1995, Cyprus Foote Mineral Company (Cyprus Foote) agreed to sign a Consent Order with the State of Ohio and Shieldalloy Metallurgical Corporation (Shieldalloy) related to alleged contamination of Shieldalloy's Cambridge, Ohio, operating site with slag containing elevated levels of naturally occurring radionuclides. The slag is alleged to have been produced from Foote Mineral Company's (FMC) operation of the Cambridge ferroalloy plant from the early 1950s to 1987 when the plant was sold by Foote to Shieldalloy. FMC's sale of the ferroalloy facility to Shieldalloy predated Cyprus' 1988 acquisition of FMC's stock. The Consent Order requires Cyprus Foote to participate with Shieldalloy in funding the development of a remedial investigation and feasibility study to be completed in early 1996. On July 11, 1995, the state of Ohio filed the anticipated Complaint for Injunctive Relief and Civil Penalties alleging soil and water contamination with hazardous substances and related charges. The parties to the complaint entered into a consent order which provides for Cyprus Foote to participate with Shieldalloy in funding the continuing development of a remedial investigation and feasibility study to be completed in early 1996.

Cyprus Amax received an EPA Unilateral Administrative Order in 1994 pursuant to
Section 106 of the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA) requiring it to participate in a cleanup of soils with elevated metals levels in the city of Bartlesville, Oklahoma, as well as to participate in funding a remedial investigation and feasibility study. A Cyprus Amax subsidiary built and operated a zinc smelter near Bartlesville in the early 1900s. Cyprus Amax is one of several identified potentially responsible parties
(PRPs) at this site and is participating in a PRP group in an effort to minimize its immediate costs to comply with the EPA order. On August 7, 1995, Cyprus Amax and the state of Oklahoma entered into a Consent Agreement and Final Order implementing the second phase of the residential soil cleanup program.

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

At June 30, 1995, Cyprus Amax had accruals of approximately $380 million for expected future mine closure, reclamation, and environmental remediation liabilities. Total reclamation costs for Cyprus Amax at the end of current mine lives are estimated at about $550 million. Additionally, the cost range of reasonably possible outcomes for sites where remediation costs are estimable is from $70 million to $230 million of which approximately $100 million was reserved at June 30, 1995. Work on these sites is expected to be substantially completed within the next five years, subject to delays inherent in the process. Remediation costs that could not be reasonably estimated at June 30, 1995, are not expected to have a material impact on the financial condition and ongoing operations of the Company.

NOTE 6.  INFORMATION BY INDUSTRY SEGMENT
- ----------------------------------------

Cyprus Amax operates in three principal industry segments -- Copper/Molybdenum, Coal, and Other -- which supply mineral products primarily to the construction, automobile, steel, and utility industries. The financial information for these segments is presented below (in millions):

                                                       (Unaudited)      (Unaudited)
                                                       Three Months      Six Months
                                                      Ended June 30,   Ended June 30,
                                                      -------------   ---------------
                                                      1995    1994     1995     1994
                                                      -----   -----   ------   ------
Segment Revenue
  Copper/Molybdenum                                   $ 482   $ 302   $  943   $  589
  Coal                                                  342     337      644      602
  Other                                                  51      58       95       94
                                                      -----   -----   ------   ------
                                                      $ 875   $ 697   $1,682   $1,285
                                                      =====   =====   ======   ======
Segment Income
  Copper/Molybdenum                                   $ 169   $  35   $  297   $   71
  Coal                                                   38      34       69       59
  Other                                                  (9)      4      (15)       1
                                                      -----   -----   ------   ------
                                                        198      73      351      131

Corporate                                               (15)     (9)     (29)     (21)
Interest, Net                                           (16)    (17)     (36)     (40)
Equity Investments and Other                              3      (3)       3       (2)
                                                      -----   -----   ------   ------
  Income Before Income Taxes and
   Minority Interest                                    170      44      289       68
Income Tax Provision                                    (37)    (12)     (62)     (17)
Minority Interest                                         1       -        4        -
                                                      -----   -----   ------   ------
  Income from Continuing Operations                     134      32      231       51
Income from Operations of Discontinued Oil and Gas
  Division, Net of Applicable Taxes of $2                 -       -        -        9
                                                      -----   -----   ------   ------
  Net Income                                          $ 134   $  32   $  231   $   60
                                                      =====   =====   ======   ======

NOTE 7: SUBSEQUENT EVENTS
- -------------------------

On August 9, 1995, a new coal contract was executed between Amax Coal Company and PSI Energy, Inc. to replace an existing contract and to settle arbitration matters related to the existing contract. Terms of the contract will result in a write-down of the carrying value of Wabash mine's assets in the third quarter. Additionally, over the last few years, a continual decline in the market prices of Kentucky coal has prompted adoption of a revised mine plan to reduce costs in response to these changes. Therefore, a write-down of Kentucky assets and mineral reserves plus other miscellaneous write-downs will be recorded in the third quarter. Both of these write-downs have been calculated in accordance with the new accounting pronouncement on impairment of long-lived assets, which indicates a pre-tax write-down of more than $400 million.

REVIEW BY INDEPENDENT ACCOUNTANTS
- ---------------------------------

The financial information as of June 30, 1995, and for the three-month and six-month periods ended June 30, 1995 and 1994, included in Part I pursuant to Rule 10-01 of Regulation S-X has been reviewed by Price Waterhouse LLP, the Company's independent accountants, in accordance with standards established by the American Institute of Certified Public Accountants. Price Waterhouse LLP's report is included as page 10 of this quarterly report.

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

                       REPORT OF INDEPENDENT ACCOUNTANTS
                       ---------------------------------

To the Board of Directors and Shareholders of Cyprus Amax Minerals Company

We have reviewed the accompanying consolidated balance sheet of Cyprus Amax Minerals Company and its subsidiaries as of June 30, 1995, and the related consolidated statements of operations and of cash flows for the three-month and six-month periods ended June 30, 1995 and 1994. These financial statements are the responsibility of the Company's management.

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

Denver, Colorado
August 11, 1995

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
- -------------------------------------------------------------------------
FINANCIAL CONDITION
- -------------------

RESULTS OF OPERATIONS
- ---------------------

CYPRUS AMAX MINERALS COMPANY reported consolidated net income of $134 million, or $1.39 per share, on revenue of $875 million, compared to 1994 earnings of $32 million, or 30 cents per share, on revenue of $697 million.

                                        Three Months     Six Months
SELECTED RESULTS                       Ended June 30,  Ended June 30,
                                       --------------  --------------
(In millions except per share data)     1995    1994    1995    1994
                                       -------  -----  ------  ------
  Revenue                                $ 875  $ 697  $1,682  $1,285

  Net Income                             $ 134  $  32  $  231  $   60

  Earnings Per Share                     $1.39  $ .30  $ 2.39  $  .55

The 1995 revenue of $875 million was up $178 million from the comparable 1994 quarter primarily because of 35 cents per pound higher copper realizations, $5.91 per pound higher molybdenum realizations and higher produced copper sales, partially offset by lower molybdenum sales.

For the first six months, Cyprus Amax earned $231 million or $2.39 per share, compared to 1994 earnings for the period of $60 million or 55 cents per share.

Segment income is earnings before corporate overhead, interest, equity and other, income taxes, and minority interest.

COPPER/MOLYBDENUM
                                   Three Months     Six Months
                                  Ended June 30,  Ended June 30,
                                  --------------  --------------
SELECTED RESULTS (In millions)     1995    1994    1995    1994
                                  ------  ------  ------  ------
  Revenue                          $ 482   $ 302   $ 943   $ 589
  Segment Operating Income         $ 169   $  35   $ 297   $  71

Copper/Molybdenum earned a record $169 million during the second quarter, which was approximately four times higher than the 1994 comparable period. Earnings increased due primarily to 35 cents per pound higher copper realizations, seven cents per pound lower copper cost of sales, $47 million higher molybdenum results, and 15 percent higher produced copper sales.

Second quarter copper realizations averaged $1.33 per pound, 35 cents higher than the 1994 quarter. Copper puts at June 30, 1995, will ensure a minimum average realization on an LME basis of $1.05 per pound on 250 million pounds for the balance of 1995, and 90 cents per pound on 700 million pounds for 1996.

Comex copper prices continued to remain high throughout the quarter reflecting a strong underlying demand worldwide. This reflects continued strength in southeast Asia, Latin America, and Europe. Combined LME/Comex inventories have decreased 45 percent in the first six months of 1995.


                                                Three Months                          Six Months
SELECTED OPERATING DATA                         Ended June 30,                       Ended June 30,
                                       ------------------------------       ------------------------------
(In millions except as noted)               1995            1994                 1995             1994
                                       --------------  --------------       -------------    -------------

Produced Copper Sold, Pounds                      199             173                359              329
Copper Production, Pounds                         169             162                328              313
Copper Sales Volume, Pounds                       225             224                427              422
Average Copper Realization, $/Pound             $1.33           $ .98              $1.33            $ .97
Cost of Sales, $/Pound                          $ .70           $ .77              $ .76            $ .75
Net Cash Cost, $/Pound                          $ .47           $ .71              $ .48            $ .70
Full Cost, $/Pound                              $ .55           $ .79              $ .57            $ .77

Bagdad
- ------
Production - Pounds                                47              46                101               95
Material Mined - Tons                            16.2            16.8               31.3             33.3
Ore Mined - Tons                                  7.6             7.3               15.5             14.1
Stripping Ratio                                  1.14            1.31               1.02             1.36
Ore Milled - Tons                                 7.4             6.9               15.0             13.5
Ore Grade - %                                     .38             .38                .39              .40

Miami
- -----
Production - Pounds                                32              29                 57               59
Material Mined - Tons                            24.8            22.1               42.2             43.1
Ore Mined - Tons                                 10.0             8.0               15.7             16.5
Stripping Ratio                                  1.49            1.76               1.68             1.61
Ore Grade - %                                     .42             .39                .44              .37

Sierrita
- --------
Production - Pounds                                60              66                117              132
Material Mined - Tons                            21.5            18.0               40.1             36.6
Ore Mined - Tons                                  9.7             9.7               20.1             19.5
Stripping Ratio                                  1.16             .85                .93              .85
Ore Milled - Tons                                 9.9             9.4               20.0             18.8
Ore Grade - %                                     .33             .38                .32              .37

Molybdenum Sales - Pounds                          16              21                 38               40
Molybdenum Production - Pounds                     21              13                 41               27
Average Realization - $/Pound                    9.55            3.64               8.46             3.58

Henderson
- ---------
Production - Pounds                              10.9             5.4               22.3             10.8
Material Mined - Tons                             2.2              .9                4.3              1.9
Ore Milled - Tons                                 2.2              .9                4.3              1.9
Ore Grade - %                                     .28             .31                .29              .31

During the quarter, Cyprus Amax sold 199 million pounds of produced copper, 26 million pounds more than in the 1994 second quarter due primarily to a 17 million pound concentrate sale in June 1995. Cost of sales declined seven cents per pound from the 1994 period to 70 cents per pound for the second quarter of 1995, due primarily to higher molybdenum by-product credits, partially offset by higher SX-EW costs at Tohono associated with continued evaluation and higher sulfide cost at Sierrita and Bagdad.

Cyprus Amax set a record for the lowest net cash cost for copper in a quarter of 47 cents per pound, which was 24 cents below the 71 cents per pound for the second quarter of 1994. Excluding the Tohono project, which increased average costs segment-wide by five cents per pound, second quarter 1995 cash costs would have been 42 cents per pound. The lower cash costs primarily reflect higher by-product credits for molybdenum of 45 cents per pound in the 1995 second quarter compared to 15 cents per pound in 1994, higher Bagdad and Sierrita mill throughput, and lower conversion costs, partially offset by lower ore grade and increased stripping at Sierrita.

Copper production totalled 169 million pounds for the quarter, seven million pounds higher than in 1994. The Company expects that 1995 production will reach about 675 million pounds.

Primary molybdenum operations earned $52 million for the second quarter compared to $5 million for the 1994 period. Production increased to 21 million pounds from 13 million pounds, while sales decreased to 16 million pounds for the second quarter of 1995 from 21 million pounds in the 1994 second quarter. Sales for the first six months of 1995 were two million pounds lower than the same period in 1994 due to lower customer demand. Additionally, the 1995 second quarter realizations averaged $9.55 per pound compared to $3.64 per pound during the 1994 quarter. During the second quarter 1995, spot market prices declined and third quarter product realizations are expected to be lower than the second quarter.

Production of molybdenum products worldwide expanded in late 1994 and early 1995 in response to strong customer demand and higher prices. This increased production and somewhat weakened demand in the second quarter led Cyprus Amax to announce in mid-July that the Climax mine will return to stand-by status.

In June 1995 Cyprus Amax was informed by the U.S. Department of Justice's Antitrust Division that its preliminary investigation into molybdenum pricing was closed without further action. This probe arose at the time of the Cyprus and Amax merger in November 1993.

For the first six months, Copper/Molybdenum earnings were $297 million compared to $71 million in 1994. The higher earnings primarily reflect 36 cents higher average copper realizations, improved molybdenum results of $94 million, and 10 percent higher produced copper sales or 30 million pounds.

COAL
                                   Three Months     Six Months
                                  Ended June 30,  Ended June 30,
                                  --------------  --------------
  SELECTED RESULTS (In millions)   1995    1994    1995    1994
                                  ------  ------  ------  ------
  Revenue                          $ 342   $ 337   $ 644   $ 602

  Segment Operating Income         $  38   $  34   $  69   $  59

COAL reported second quarter earnings of $38 million compared to 1994 second quarter earnings of $34 million. The 1995 second quarter earnings included a $4 million gain on the sale of surplus equipment. Second quarter's average realization was $16.74 per ton, and the average cost of sales was $15.30 per ton. This resulted in a profit margin of $1.44 per ton and cash margins were a record $4.28 per ton.


                                                   Three Months      Six Months
                                                  Ended June 30,   Ended June 30,
                                                 ----------------  --------------
SELECTED OPERATING DATA                            1995     1994    1995    1994
                                                 --------  ------  ------  ------
Sales Volume - Millions of Tons
- -----------------------------------------
  Eastern Mines                                       7.7     7.8    14.2    13.5
  Western Mines - Powder River Basin                  8.5     9.1    17.5    17.6
  Western Mines - Other                               3.3     3.1     6.1     5.6
                                                   ------  ------  ------  ------
     Total Sales                                     19.5    20.0    37.8    36.7
                                                   ------  ------  ------  ------
  Oakbridge Equity Share                              1.6     1.2     3.1     2.4
Average Realization - $/Ton                        $16.74  $16.39  $16.44  $15.97
Domestic Average Contract Price - $/Ton            $17.33  $18.34  $17.27  $18.33
Domestic Average Spot Price - $/Ton                $15.00  $12.65  $13.77  $11.64
Oakbridge Contract Price - $/Ton                   $25.24  $23.29  $25.10  $23.63
Oakbridge Spot Price - $/Ton                       $21.06  $20.96  $20.71  $20.12
Average Cost of Sales - $/Ton                      $15.30  $14.78  $14.91  $14.48
Average Cash Cost - $/Ton                          $12.46  $12.25  $12.28  $11.84
Average Unit Costs - $/Ton                         $14.99  $14.62  $14.57  $14.22

Clean Production - Millions of Tons
- -----------------------------------------
  Pennsylvania                                        2.2     2.0     4.3     3.8
  Kentucky                                            1.2     1.3     2.5     2.3
  West Virginia                                       1.6     1.6     3.3     2.9
  Midwest                                             2.1     2.3     4.3     4.6
  Wyoming - Powder River                              8.5     9.1    17.5    17.6
  Colorado                                            2.0     2.3     4.4     4.6
  Utah                                                 .8      .9     1.4     1.9
                                                   ------  ------  ------  ------
        Total Production                             18.4    19.5    37.7    37.7
                                                   ======  ======  ======  ======
  Oakbridge Equity Share                              1.2     1.0     2.7     2.0

Cyprus Amax expects that softer coal demand experienced in the first half will return to normal levels in the second half of 1995, as utilities work off increased inventories created by decreased demand in the first half due to a mild winter and cool spring. Utility inventories have recovered to a large degree from the low levels of 1994 due to the mild weather and improved transportation. A strong demand for compliance Western coals continues. During the second quarter, the western U.S. rail systems have experienced some deterioration in service due to renewed flooding problems in the Missouri and Mississippi River basins, however the railroads expect normal operations by mid-July. The eastern U.S. continues to experience barge shortages due primarily to the flooding on the upper Mississippi; however, the barge and rail problems have improved since the first quarter.

Coal production of 18 million tons in the second quarter was one million tons lower than in 1994 primarily because of reduced longwall utilization at Empire due to mine development and lower production at Minnehaha constrained by weak sales. However, during the second quarter of 1995, six productivity records were set at six operations. In particular, during June the Cumberland mine in Pennsylvania set a new worldwide single longwall production record, breaking the previous record set at the Company's Twentymile mine in Colorado. The Company expects that 1995 production will be approximately 86 million tons compared to 80 million tons in 1994, including Cyprus Amax's share of Oakbridge's production. Additionally, Cyprus Amax acquired an additional federal coal lease containing 166 million tons in the Powder River Basin.

In mid-July 1995, Amax Coal Company signed a letter agreement with PSI Energy, Inc. with the objective of executing a new coal contract to replace the existing contract and to settle arbitration matters related to the current contract. On August 9, 1995, a new contract was executed that calls for a reduction in price with a move toward market price by 2000 and an extended term. This grants Amax Coal operating flexibility that will assist in cost reduction efforts and has resulted in a new mine plan. The net effect will require a write-down of the carrying value of Wabash mine's assets in the third quarter. Additionally, over the last few years, a continual decline in the market prices of Kentucky coal has prompted adoption of a revised mine plan to reduce costs in response to these changes. Therefore, a write-down of Kentucky assets and mineral reserves plus other miscellaneous assets will be recorded in the third quarter. Both of these write-downs have been calculated in accordance with the new accounting pronouncement on impairment of long-lived assets, which indicates a pre-tax write-down of more than $400 million.

Cyprus Amax's 43 percent equity share in Oakbridge's earnings, which is reported in Equity, Investments, and Other, was $2 million compared to the $2 million loss in the comparable 1994 period. This reflects higher production, generally improved productivity, and higher realizations. Effective April 1, 1995, Oakbridge finalized price settlements with customers raising realizations by approximately $6.00 per ton ($US) or approximately 18 percent. The new longwall system commissioned at South Bulga last year has now made this the most productive underground coal mine in Australia.

For the first six months, Coal earned $69 million compared to $59 million for the first half of 1994. The increased earnings primarily reflect 2 million tons higher sales and the $4 million gain on the sale of surplus equipment. During the first six months of 1995, Coal operations reduced the workforce by approximately seven percent for general cost cutting efforts and in response to weak demand at several operations.


OTHER MINERALS


                                               Three Months               Six Months
                                              Ended June 30,            Ended June 30,
                                         ----------------------    ----------------------
SELECTED RESULTS (In millions)              1995        1994          1995        1994
                                         ----------  ----------    ----------  ----------
Segment Operating Income                  $     (9)    $     4      $     (15)    $     1
                                          ========     =======      =========     =======
  Lithium                                 $      8     $     6      $      14     $    10
  Amax Gold                                     (2)          -             (6)          -
  Iron Ore                                       -           3              -           4
  Businesses Sold/Non-Operating                 (7)          -             (9)         (2)
  Exploration Expense                           (8)         (5)           (14)        (11)
                                         ---------    --------      ---------     -------
  Total                                  $      (9)   $      4      $     (15)    $     1

SELECTED OPERATING DATA (In millions)

  Lithium
     Sales Volumes - Millions of Lbs.
      Carbonate Equiv.                         8.7         7.8           17.2        16.5
  Gold
     Sales Volumes - Thousands of Ounces        28          28             51          52
     Gold Price - $/Ounce                      406         402            406         402

OTHER MINERALS, which includes Lithium, Amax Gold, Exploration, and Businesses Sold/Non-Operating, had a $9 million loss for the second quarter of 1995 compared to earnings of $4 million for 1994. Lithium had record earnings of $8 million, $2 million more than 1994 due to record sales and lower costs. Amax Gold's loss was $2 million for the second quarter which is now reported on a consolidated basis because of the execution of certain financing arrangements which are expected to lead to an increased ownership position. Exploration expense of $8 million was $3 million higher than last year due to increased activity. In addition, the absence of Iron Ore's 1994 earnings of $3 million due to its sale and a $4 million settlement for a business previously sold contributed to the change in earnings.

The year-to-date loss for Other Minerals equalled $15 million compared to $1 million earnings in the first six months of 1994 due primarily to the absence of iron ore earnings of $4 million, higher exploration, consolidation of Amax Gold's operating loss, and the settlement mentioned above.

CORPORATE expenses for the second quarter were $15 million or $6 million higher, and for the first half of 1995 were $29 million, or $8 million higher, than the same periods in 1994 due primarily to higher outside services, severance costs, and an increased provision for incentive compensation.

INTEREST, EQUITY, AND OTHER expense was $13 million for the 1995 second quarter compared to expense of $20 million for 1994. Net interest expense of $16 million for the second quarter of 1995 was $1 million less than the same period in 1994 due primarily to capitalized interest for the El Abra development. Year-to-date interest, equity, and other expense of $33 million was $9 million lower than in 1994 due primarily to increased interest income, higher capitalized interest, and the absence of equity losses for Amax Gold, which is now reported on a consolidated basis and is included in Other Minerals.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1995, the Company maintained its strong financial condition with long-term debt as a percentage of total capitalization of 37.5 percent, a ratio of current assets to current liabilities of 1.4 to 1.0, and a cash balance of $186 million at June 30. At December 31, 1994, the ratios were 37.4 percent and
1.7 to 1.0, respectively, which do not reflect the consolidation of Amax Gold Inc. Cyprus Amax's non-cash working capital decreased $145 million from $284 million at December 31, 1994, to $139 million at June 30, 1995, due primarily to a $154 million increase in the current portion of long-term debt. This increase is attributable to $99 million of short-term borrowing on lines of credit, $27 million of short-term debt related to the consolidation of Amax Gold Inc., and $24 million of Coal production payments being classified as current as they were prepaid in July 1995.

The Company's cash balance increased from $139 million at year-end to $186 million at June 30, due primarily to cash provided by continuing operations of $350 million, an increase in net debt of $156 million, and a $37 million cash effect from consolidating Amax Gold Inc., partially offset by capital expenditures of $323 million and advances primarily to the El Abra copper mine project in Chile of $131 million.

In May 1995, Cyprus Amax placed $250 million of 7-3/8 percent Notes due 2007 from its universal shelf. The majority of the proceeds were used to prepay $213 million of the coal production payments. At present, $250 million of the shelf remains available to be drawn down.

For the first six months of 1995, capital expenditures, excluding capitalized interest, were $323 million. Copper capital expenditures of $192 million included $86 million for the El Abra project and $22 million for the Cerro Verde project. Coal capital expenditures of $64 million were primarily for sustaining and replacement capital. Other Minerals capital expenditures included Amax Gold's expenditures of $60 million primarily for the Fort Knox and Refugio projects. Total capital spending for 1995 is projected to be approximately one billion dollars, with over 62 percent, 16 percent, and 21 percent spent on Copper, Coal, and Amax Gold projects, respectively.

For the full year 1995 Cyprus expects to spend approximately $130 million for reclamation, remediation, and environmental compliance.

In June 1995, Cyprus Amax finalized $750 million in project financing for construction and development of the El Abra copper mine project in Chile. Cyprus Amax also has funded an additional $300 million in subordinated debt for the project. The financing will consist of three parts, the first portion for $500 million being provided by Japanese and German companies, all on a 12-year term. A second consortium of commercial banks is syndicating $250 million on a 10-year term. Cyprus Amax has guaranteed completion of the oxide mine. In addition, the U.S. Export/Import Bank has committed to provide up to $150 million of funding once the project is completed. At June 30, 1995, there were no borrowings on this financing arrangement and as of mid-August 1995, $150 million had been borrowed.

Cerro Verde completed a $110 million line of credit in Peru, which is guaranteed
by Cyprus Amax.   At June 30, 1995, and as of mid-August 1995, $49 million had been borrowed under this line of credit. Additionally, the partners in the Kubaka gold project in Russia, of which Cyprus Amax owns 50 percent, signed project financing loan agreements totalling $100 million for mine development. To date, there have been no borrowings under this agreement.

At June 30, 1995, Cyprus Amax had loaned Amax Gold Inc. $35 million under the 1995 $80 million double convertible revolving credit agreement (DOCLOCII). In mid-July 1995, Cyprus Amax exercised its option under the DOCLOCII agreement to convert the $35 million borrowing to common stock. This increased Cyprus Amax's ownership of Amax Gold to approximately 47 percent. As of August 7, 1995, an additional $20 million has been borrowed under DOCLOCII which has not been converted to common shares.

During 1995, Cyprus Amax expects to be able to provide sufficient funds for general corporate purposes, including capital expenditures and acquisitions through internally generated funds and existing or new borrowings.

Cyprus Amax paid a regular quarterly dividend of 20 cents per share on its Common Stock and $1.00 per preferred share during the quarter. At June 30, 1995, 92,858,431 shares of the Company's Common Stock were outstanding.

                          PART II - OTHER INFORMATION
                          ---------------------------


ITEM 1.  LEGAL PROCEEDINGS
- --------------------------

Amax Coal Company and Cyprus Amax Minerals Company, and PSI Energy, Inc. have been engaged in arbitration and related litigation in Indiana regarding the Wabash mine long-term coal contract. On August 9, 1995, a new coal contract was executed between Amax Coal Company and PSI Energy, Inc. to replace the existing contract and to settle arbitration matters related to the existing contract. Terms of the contract will result in a write-down in the third quarter of the carrying value of Wabash mine's assets. See Note 7: Subsequent Events.

On November 8, 1993, Cyprus Amax was notified by the United States Department of Justice that it was under investigation for possible violations of the antitrust laws of the United States regarding its molybdenum business. In June 1995, Cyprus Amax was informed that the preliminary investigation into molybdenum pricing was closed without further action.

ITEM 2.  CHANGES IN SECURITIES
- ------------------------------

Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
- ----------------------------------------

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- ------------------------------------------------------------

Not applicable.

ITEM 5.  OTHER INFORMATION
- --------------------------

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
- -----------------------------------------

(a) The following Exhibits are being filed as part of this Quarterly Report on Form 10-Q:

                                                                Page in
                                                               Sequential
 Exhibit                                                       Numbering
 Number                         Document                         System
- ---------  --------------------------------------------------  ----------

  (11)     Statement re computation of per share earnings.
  (15)     Letter re unaudited interim financial information.
  (27)     Financial data schedule.

(b) No Current Report on Form 8-K was filed during the quarter ended June 30, 1995.

                                   SIGNATURE
                                   ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       CYPRUS AMAX MINERALS COMPANY
                                       ----------------------------
                                                 Registrant


Date:   August 11, 1995                /s/      JOHN TARABA
       -------------------             ----------------------------
                                             Vice President and
                                                  Controller