Form 10-Q
period 1995-09-30
CYPRUS AMAX MINERALS CO
filed 1995-11-14
CIK 769589

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549


                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 1995              Commission File Number 1-10040
                 -------------------                                     -------

                          CYPRUS AMAX MINERALS COMPANY
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



      Delaware                                                 36-2684040
--------------------------------------------------------------------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                            Identification Number)



9100 East Mineral Circle, Englewood, Colorado                            80112
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)


                                 (303) 643-5000
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


                                   No Change
--------------------------------------------------------------------------------
                 (Former name, address, and former fiscal year,
                         if changed since last report)


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

Number of shares of common stock outstanding as of November 9, 1995, was 92,945,772 shares.



                         This report contains 20 pages.

                        PART I.   FINANCIAL INFORMATION
                        -------------------------------

ITEM 1.   FINANCIAL STATEMENTS
------------------------------

                 CYPRUS AMAX MINERALS COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                      (IN MILLIONS EXCEPT PER SHARE DATA)

                                                             (Unaudited)                  (Unaudited)
                                                            Three Months                  Nine Months
                                                         Ended September 30,            Ended September 30,
                                                       ------------------------       -----------------------
                                                         1995            1994           1995           1994
                                                       ---------       --------       --------       --------
REVENUE                                                 $  786          $  771         $2,468         $2,057
                                                       ---------       --------       --------       --------
COSTS AND EXPENSES
Cost of Sales                                              487              582         1,610          1,576
Selling and Administrative Expenses                         42               23           110             70
Depreciation, Depletion, and Amortization                   69               65           224            188
Write-downs                                                445               10           445             10
Exploration Expense                                          8                5            22             17
                                                       ---------       --------       --------       --------
TOTAL COSTS AND EXPENSES                                 1,051              685         2,411          1,861
                                                       ---------       --------       --------       --------
INCOME/(LOSS) FROM OPERATIONS                             (265)              86            57            196
OTHER INCOME (EXPENSE)
Interest Income                                              7                3            18             12
Interest Expense                                           (37)             (27)          (99)           (79)
Capitalized Interest                                        11                7            26              9
Equity Investments and Other                                 2               (5)            6             (7)
                                                       ---------       --------       --------       --------
INCOME/(LOSS) BEFORE INCOME TAXES AND
  MINORITY INTEREST                                       (282)              64             8            131
Income Tax (Provision)/Benefit                              78              (16)           16            (32)
Minority Interest                                            1                -             4              -
                                                       ---------       --------       --------       --------
INCOME/(LOSS) FROM CONTINUING OPERATIONS AND
  MINORITY INTEREST                                       (203)              48            28             99
Income from Operations of Discontinued Oil and
  Gas Division, Net of Applicable Taxes of $2                -                -             -              9
                                                       ---------       --------       --------       --------
NET INCOME/(LOSS)                                         (203)              48            28            108
Preferred Stock Dividends                                   (5)              (4)          (14)           (14)
                                                       ---------       --------       --------       --------
INCOME/(LOSS) APPLICABLE TO COMMON SHARES               $ (208)         $    44        $   14         $   94
                                                       =========       ========       ========       ========

EARNINGS/(LOSS) PER COMMON SHARE
  Primary                                               $(2.23)         $   .47        $  .15         $ 1.01
  Fully Diluted                                         $(2.23)/(1)/    $   .47/(1)/   $  .15/(1)/    $ 1.01/(1)/

AVERAGE COMMON SHARES OUTSTANDING
  Primary                                                 92.9             92.5          92.9           92.4
  Fully Diluted                                          102.8            102.6         102.7          102.5

See accompanying notes to financial statements.

/(1)/ Fully diluted earnings per share were anti-dilutive.

                 CYPRUS AMAX MINERALS COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                       (IN MILLIONS EXCEPT SHARE AMOUNTS)

                                                             (Unaudited)
                                                            September 30,   December 31,
                      ASSETS                                     1995           1994
                                                            --------------  -------------
CURRENT ASSETS
Cash and Cash Equivalents                                          $  163         $  139
Accounts and Notes Receivable, Net                                    392            350
Inventories                                                           468            453
Prepaid Expenses                                                       86             73
Deferred Income Taxes                                                  30             26
                                                                  -------        -------
     Total Current Assets                                           1,139          1,041
PROPERTIES - At Cost, Net                                           4,261          3,925
OTHER ASSETS                                                          545            441
                                                                  -------        -------
     Total Assets                                                  $5,945         $5,407
                                                                  =======        =======
         LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Current Portion of Long-Term Debt                                  $  165         $   21
Current Portion of Production Payments                                 37             47
Accounts Payable                                                      129            144
Accrued Payroll and Benefits                                          104             92
Accrued Royalties and Interest                                         59             36
Other Accrued Liabilities                                             144            142
Taxes Payable, Other Than Income Taxes                                 59             61
Income Taxes Payable                                                  107             57
Dividends Payable                                                      18             18
                                                                  -------        -------
     Total Current Liabilities                                        822            618
                                                                  -------        -------
NONCURRENT LIABILITIES AND DEFERRED CREDITS
Long-Term Debt                                                      1,467            955
Production Payments                                                     -            236
Capital Lease Obligations                                             171            200
Deferred Employee and Retiree Benefits                                422            405
Deferred Closure, Reclamation, and Environmental                      384            368
Deferred Income Taxes                                                  42            125
Other                                                                 173            171
                                                                  -------        -------
     Total Noncurrent Liabilities and Deferred Credits              2,659          2,460
                                                                  -------        -------
MINORITY INTEREST                                                     173              -
                                                                  -------        -------
SHAREHOLDERS' EQUITY
Preferred Stock, $1 Par Value,
20,000,000 Shares Authorized:
$4.00 Series A Convertible Stock, $50 Stated Value,
 4,666,667 Authorized, 4,664,863 Issued and Outstanding                 5              5
Series A Preferred Stock, 500,000 Shares
  Authorized, None Issued or Outstanding                                -              -
Common Stock, Without Par Value,
150,000,000 Shares Authorized,
Issued 96,030,136 in 1995 and 96,026,546 in 1994                        1              1
Paid-In Surplus                                                     2,954          2,962
Accumulated Deficit                                                  (537)          (496)
Foreign Currency Translation Adjustment                                 4              6
                                                                  -------        -------
                                                                    2,427          2,478
Treasury Stock at Cost, 3,090,582 Shares in 1995
  and 3,460,078 Shares in 1994                                        (71)           (80)
Loan to Savings Plan                                                  (65)           (69)
                                                                  -------        -------
     Total Shareholders' Equity                                     2,291          2,329
                                                                  -------        -------
     Total Liabilities and Shareholders' Equity                    $5,945         $5,407
                                                                  =======        =======

See accompanying notes to financial statements.

                 CYPRUS AMAX MINERALS COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN MILLIONS)

                                                               (Unaudited)
                                                               Nine Months
                                                            Ended September 30,
                                                            -------------------
                                                              1995       1994
                                                            --------    -------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income from Continuing Operations                        $  28        $  99
Adjustments to Reconcile Net Income to Net Cash
  Provided by Continuing Operations:
     Depreciation, Depletion, and Amortization                 224          188
     Write-downs                                               445           10
     Deferred Income Taxes                                    (110)          27
     Gain on Sale of Assets                                    (11)         (39)
     Changes in Assets and Liabilities Net of Effects
      from Businesses Acquired/Sold                            (71)        (302)
     Other                                                      26           35
                                                            --------    -------
Net Cash Provided by Continuing Operations                     531           18
Net Cash Provided by Discontinued Operations                     -           14
                                                            --------    -------
NET CASH PROVIDED BY OPERATING ACTIVITIES                      531           32
                                                            --------    -------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital Expenditures                                        (587)        (282)
  Payments for Businesses Purchased                              -         (361)
  Capitalized Interest                                         (26)          (9)
  Advances to Affiliates                                      (154)         (21)
  Proceeds from Sale of Assets                                  31          910
  Cash Effect of Consolidating Amax Gold, Inc.                  37            -
                                                            --------    -------
NET CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES          (699)         237
                                                            --------    -------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net Borrowings on Line of Credit                             110          150
  Payments on Line of Credit                                     -         (150)
  Net Proceeds from Issuance of Long-Term Debt                 422            -
  Payments on Debt and Other Obligations                      (269)         (72)
  Proceeds from Issuance of Stock for Employee Benefits          3            7
  Payments to Minority Interests                                (5)           -
  Dividends Paid                                               (69)         (69)
                                                            --------    -------
NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES           192         (134)
                                                            --------    -------
NET INCREASE IN CASH AND CASH EQUIVALENTS                       24          135
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                 139           96
                                                            --------    -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                   $ 163        $ 231
                                                            ========    =======

See accompanying notes to financial statements.

                 CYPRUS AMAX MINERALS COMPANY AND SUBSIDIARIES
                         NOTES TO FINANCIAL STATEMENTS


NOTE 1.  BASIS OF PRESENTATION
------------------------------

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

NOTE 2.  CONSOLIDATION OF AMAX GOLD INC.
----------------------------------------

Cyprus Amax determined during the second quarter of 1995 that consolidation of Amax Gold was appropriate due to the execution of certain financing arrangements which has led to an increased ownership position of 51 percent. The consolidation was effective as of January 1, 1995, and the first quarter results were restated.

NOTE 3.  ADOPTION OF IMPAIRMENT OF LONG-LIVED ASSETS
----------------------------------------------------

During the third quarter of 1995, Cyprus Amax adopted Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." See Note 7: Write-downs.

NOTE 4.  INVENTORIES
--------------------

Inventories detailed by component are summarized below (in millions):

                                       (Unaudited)
                                      September 30,   December 31,
                                           1995           1994
                                      --------------  ------------
Component
    In-Process Ores, Concentrates,
      and Other                           $ 233          $ 193
    Finished Goods                          152            182
    Materials and Supplies                   83             78
                                           ----           ----
                                          $ 468          $ 453
                                           ====           ====

NOTE 5.  LONG-TERM DEBT
-----------------------

In May 1995, Cyprus Amax placed $250 million of 7 3/8 percent Notes due 2007 from its universal shelf. The majority of the proceeds were used to prepay $213 million of the coal production payments. In August 1995 Cyprus Amax filed a shelf registration statement with the Securities and Exchange Commission that will enable the Company to sell an aggregate of up to $600 million of securities. At present, all $600 million of the shelf remains available and there are no current plans to utilize the shelf.

In June 1995, Cyprus Amax finalized $750 million in project financing for construction and development of the El Abra copper mine project in Chile. Cyprus Amax also has funded an additional $300 million in subordinated debt for the project. The financing will consist of three parts. The first portion for $500 million is being provided by Japanese and German companies, all on a 12-year term. A second consortium of commercial banks is syndicating $250 million on a 10-year term. Cyprus Amax has guaranteed completion of the oxide mine. In addition, the U.S. Export/Import Bank has committed to provide up to $150 million of funding once the project is completed, which if drawn would be used to prepay existing debt. At September 30, 1995, $227 million had been borrowed.

Cerro Verde completed a $110 million line of credit in Peru, which is guaranteed
by Cyprus Amax.   At September 30, 1995, $60 million had been borrowed under this line of credit. Additionally, the partners in the Kubaka gold project in Russia, of which Cyprus Amax owns 50 percent, signed project financing loan agreements totalling $100 million for mine development. To date, there have been no borrowings, however draw-downs are expected in the fourth quarter of 1995.

In October 1995, Amax Gold finalized a loan agreement for $250 million to be used for construction of the Fort Knox project and repayment of certain existing indebtedness. The loan is a six year amortizing term loan, with repayment beginning in 1997, and up to $125 million can be drawn in gold. The loan is collaterized by the assets and production of the Fort Knox and Hayden Hill properties and the stock of the subsidiaries owning the Guanaco and Sleeper properties.

In conjunction with the Fort Knox loan, Amax Gold borrowed $50 million under a bridge loan facility which was repaid from proceeds of the Fort Knox loan. Additionally, Amax Gold will repay approximately $86 million of other borrowings and gold leases in the fourth quarter of 1995.

NOTE 6.  FAIR VALUE OF FINANCIAL INSTRUMENTS
--------------------------------------------

The estimated fair values for financial instruments under SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," are made at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. At September 30, 1995, the net carrying value of financial instruments approximated a $1,126 million liability, whereas the fair value approximated a $1,237 million liability. The difference in fair value is primarily due to lower interest rates as of September 30, 1995, compared to rates on the Company's debt.

NOTE 7.  WRITE-DOWNS
--------------------

Amax Coal signed a new definitive coal contract with PSI Energy, Inc. on August 9, 1995, that settles arbitration matters and disputes related to the prior contract. Amax Coal and PSI Energy had been in arbitration for several years over various matters related to the prior contract. Terms of the new agreement call for a reduction in price with a move toward market price by the year 2000. A mechanism can be used to adjust the price beginning in the year 2000. The new contract provides an eight-year extension of the term and grants Amax Coal operating flexibility which resulted in a new mine plan and will assist in cost reduction efforts. Although reserves increased 20 million tons due to the revised mine plan, a pretax write-down of the carrying value of the Wabash mine's assets by $310 million was recorded in the third quarter. Additionally, the coal market outlook for Mountain Coals operations in eastern Kentucky reflects weak demand and lower prices, ongoing transportation and coal quality disadvantages compared to other regions of Central Appalachia, and the expiration of the long-term contracts in 1995 and 1998. Over the last few years, regional spot prices have declined significantly, which prompted adoption of a revised mine plan to reduce costs. Under the revised mine plan, certain operations eventually will be closed and changes in mining methods will be made at other operations. Coal reserves will be reduced by approximately 120 million tons and, considering the expected continuation of current weak market conditions, the Company wrote down its assets in Kentucky in the third quarter. Coupled with certain accruals required as a result of the revised mine plan and other charges for certain operational changes at other coal operations, a pretax charge of $135 million was recorded. These write-downs were calculated in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of."

NOTE 8:  CONTINGENCIES
----------------------

On August 9, 1995, a new coal contract was executed between Amax Coal Company and PSI Energy, Inc. to replace an existing contract and to settle arbitration matters related to the existing contract. Terms of the contract resulted in a write-down in the third quarter of the carrying value of Wabash mine's assets. See Note 7: Write-downs.

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

At September 30, 1995, Cyprus Amax had accruals of approximately $414 million for expected future mine closure, reclamation, and environmental remediation liabilities. Total reclamation costs for Cyprus Amax at the end of current mine lives are estimated at about $550 million. Additionally, the cost range of reasonably possible outcomes for sites where remediation costs are estimable is from $70 million to $230 million of which approximately $95 million was reserved at September 30, 1995. Work on these sites is expected to be substantially completed within the next five years, subject to delays inherent in the process. Remediation costs that could not be reasonably estimated at September 30, 1995, are not expected to have a material impact on the financial condition and ongoing operations of the Company.

NOTE 9.  INFORMATION BY INDUSTRY SEGMENT
----------------------------------------

Cyprus Amax operates in three principal industry segments -- Copper/Molybdenum, Coal, and Other -- which supply mineral products primarily to the construction, automobile, steel, and utility industries and gold to banks and other bullion dealers. The financial information for these segments is presented below (in millions):


                                                          (Unaudited)                   (Unaudited)
                                                          Three Months                  Nine Months
                                                      Ended September 30,            Ended September 30,
                                                      --------------------          ---------------------
                                                         1995      1994               1995        1994
                                                      ----------  --------          ---------  ----------
Segment Revenue
  Copper/Molybdenum                                      $ 403     $ 345             $1,346      $  935
  Coal                                                     334       332                978         934
  Other                                                     49        94                144         188
                                                      ----------  --------          ---------  ----------
                                                         $ 786     $ 771             $2,468      $2,057
                                                      ----------  --------          ---------  ----------
Segment Income/(Loss)
  Copper/Molybdenum                                      $ 166     $  44             $  464      $  115
  Coal                                                    (412)       12               (343)         70
  Other                                                     (6)       42                (22)         44
                                                      ----------  --------          ---------  ----------
                                                          (252)       98                 99         229

Corporate                                                  (13)      (12)               (42)        (33)
Interest, Net                                              (19)      (17)               (55)        (58)
Equity Investments and Other                                 2        (5)                 6          (7)
                                                      ----------  --------          ---------  ----------

  Income/(Loss) Before Income Taxes and
   Minority Interest                                      (282)       64                  8         131
Income Tax (Provision)/Benefit                              78       (16)                16         (32)
Minority Interest                                            1         -                  4           -
                                                      ----------  --------          ---------  ----------
  Income/(Loss) from Continuing Operations                (203)       48                 28          99
Income from Operations of Discontinued Oil and Gas
  Division, Net of Applicable Taxes of $2                    -         -                  -           9
                                                      ----------  --------          ---------  ----------
  Net Income/(Loss)                                      $(203)      $48                $28        $108
                                                      ==========  ========          =========  ==========


REVIEW BY INDEPENDENT ACCOUNTANTS
---------------------------------

The financial information as of September 30, 1995, and for the three-month and nine-month periods ended September 30, 1995 and 1994, included in Part I pursuant to Rule 10-01 of Regulation S-X has been reviewed by Price Waterhouse LLP, the Company's independent accountants, in accordance with standards established by the American Institute of Certified Public Accountants. Price Waterhouse LLP's report is included as page 10 of this quarterly report.

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

                       REPORT OF INDEPENDENT ACCOUNTANTS
                       ---------------------------------


To the Board of Directors and Shareholders of Cyprus Amax Minerals Company

We have reviewed the accompanying consolidated balance sheet of Cyprus Amax Minerals Company and its subsidiaries as of September 30, 1995, and the related consolidated statements of operations and of cash flows for the three-month and nine-month periods ended September 30, 1995 and 1994. These financial statements are the responsibility of the Company's management.

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



/s/ Price Waterhouse LLP

Denver, Colorado
November 13, 1995

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
-------------------------------------------------------------------------
FINANCIAL CONDITION
-------------------

RESULTS OF OPERATIONS
---------------------

CYPRUS AMAX MINERALS COMPANY reported a 1995 third quarter consolidated net loss of $203 million, or $2.23 per share, on revenue of $786 million, compared to 1994 net income of $48 million, or 47 cents per share, on revenue of $771 million. The 1995 third quarter results included an after-tax charge of $338 million to recognize the write-down of certain coal assets and provisions for associated liabilities. Additionally, the third quarter of 1994 included several special items which added $13 million to after-tax earnings. These special items were: (i) $21 million gain on the sale of the Iron Ore business;
(ii) $9 million gain on the sale of Cyprus Amax's interest in an Australian exploration project; (iii) $9 million charge for workforce reduction programs at two copper operations; and (iv) $8 million charge for a write-down of the Orchard Valley coal mine due to closure.

                                                   Three Months          Nine Months
SELECTED RESULTS                               Ended September 30,   Ended September 30,
                                               --------------------  --------------------
(In millions except per share data)               1995       1994       1995       1994
                                               -----------  -------  ----------  --------
  Revenue                                          $  786     $ 771     $2,468     $2,057

  Net Income/(Loss)                                $ (203)    $  48     $   28     $  108

  Earnings/(Loss) Per Share                        $(2.23)    $ .47     $  .15     $ 1.01

NOTE: SUPPLEMENTAL DATA (In millions)

  Write-downs and Special Items, Net of Tax        $ (338)    $  13     $ (338)    $   13

  Net Income Excluding Write-downs
   and Special Items                               $  135     $  35     $  366     $   95

  Earnings Per Share Excluding Write-downs
   and Special Items                               $ 1.41     $ .33     $ 3.79     $  .88

The 1995 third quarter revenue of $786 million was up $15 million from the comparable 1994 quarter primarily because of 21 cents per pound higher copper realizations and $3.12 per pound higher molybdenum realizations, partially offset by lower molybdenum sales and the absence of 1994 gains on the sale of non-core businesses of $39 million.

For the first nine months, Cyprus Amax earned $28 million or 15 cents per share, compared to 1994 earnings for the period of $108 million or $1.01 per share.

Segment income is earnings before corporate overhead, interest, equity and other, income taxes, and minority interest.

COPPER/MOLYBDENUM
                                                  Three Months          Nine Months
                                              Ended September 30,   Ended September 30,
                                              --------------------  --------------------
SELECTED RESULTS (In millions)                  1995       1994        1995       1994
                                              ---------  ---------  ----------  --------
  Revenue                                         $ 403     $ 345       $1,346    $ 935
  Segment Operating Income                        $ 166     $  44       $  464    $ 115


                                                     Three Months           Nine Months
                                                  Ended September 30,   Ended September 30,
                                                  -------------------   -------------------
NOTE: SUPPLEMENTAL DATA (In millions)                1995      1994        1995      1994
                                                  ---------  --------   ---------  --------
  Special Items                                     $   -     $ (13)      $    -    $ (13)

  Segment Earnings Excluding Special Items          $ 166     $  57       $  464    $ 128

Copper/Molybdenum earned $166 million during the third quarter, which was approximately four times higher than the 1994 comparable period. Earnings increased due primarily to 21 cents per pound higher copper realizations, 23 cents per pound lower copper cost of sales, 21 percent higher produced copper sales, and $18 million higher molybdenum results. Additionally, the third quarter of 1994 included a $13 million pretax charge for workforce reduction programs at Miami and Bagdad.

Third quarter copper realizations averaged $1.35 per pound, 21 cents higher than the 1994 quarter. Copper hedging positions at November 10, 1995, will ensure a minimum average net realization on an LME basis of $1.05 per pound on 135 million pounds for the fourth quarter of 1995, 90 cents per pound on 750 million pounds for 1996 and 97 cents per pound on 350 million pounds for the first half of 1997.

Comex copper prices continued to remain strong throughout the quarter reflecting a firm underlying demand worldwide. Combined LME/Comex inventories have decreased 45 percent in the first nine months of 1995.

                                          Three Months          Nine Months
SELECTED OPERATING DATA                Ended September 30,  Ended September 30,
                                       -------------------  -------------------
(In millions except as noted)            1995       1994      1995       1994
                                       ---------  --------  ---------  --------
Produced Copper Sold, Pounds               178       147        537       477
Copper Production, Pounds                  175       163        502       475
Copper Sales Volume, Pounds                199       205        626       626
Average Copper Realization, $/Pound      $1.35     $1.14      $1.34     $1.02
Cost of Sales, $/Pound                   $ .56     $ .79      $ .69     $ .76
Net Cash Cost, $/Pound                   $ .66     $ .71      $ .54     $ .70
Full Cost, $/Pound                       $ .75     $ .80      $ .63     $ .78

Bagdad
------
Production - Pounds                         52        51        152       146
Material Mined - Tons                     15.1      17.2       46.4      50.5
Ore Mined - Tons                           7.3       7.6       22.8      21.7
Stripping Ratio                           1.07      1.26       1.04      1.33
Ore Milled - Tons                          7.0       6.9       21.6      20.3
Ore Grade - %                              .39       .41        .39       .41

Miami
-----
Production - Pounds                         33        30         90        89
Material Mined - Tons                     25.1      20.5       67.3      63.6
Ore Mined - Tons                           9.0       6.3       24.8      22.8
Stripping Ratio                           1.77      2.27       1.72      1.79
Ore Grade - %                              .51       .44        .47       .39




                                            Three Months          Nine Months
SELECTED OPERATING DATA (CONT'D)         Ended September 30,  Ended September 30,
                                         -------------------  -------------------
(In millions except as noted)               1995      1994       1995      1994
                                         ---------  --------  ---------  --------
Sierrita
--------
Production - Pounds                           61        60        178       192
Material Mined - Tons                       24.8      20.0       64.9      56.6
Ore Mined - Tons                            10.8      10.6       30.9      30.1
Stripping Ratio                             1.28       .89       1.05       .84
Ore Milled - Tons                           10.4      10.0       30.3      28.8
Ore Grade - %                                .32       .32        .32       .36

Molybdenum Sales - Pounds                     15        22         53        63
Molybdenum Production - Pounds                17        14         58        41
Average Realization - $/Pound               6.83      3.71       8.00      3.62

Henderson
---------
Production - Pounds                          8.6       7.0       30.8      17.8
Material Mined - Tons                        1.9       1.2        6.2       3.1
Ore Milled - Tons                            1.9       1.2        6.2       3.1
Ore Grade - %                                .26       .31        .28       .31

During the quarter, Cyprus Amax sold 178 million pounds of produced copper, 31 million pounds more than in the 1994 third quarter, which had low sales because of reduced smelter throughput and lower production of electrorefined cathodes in preparation for transition to the new refinery. Cost of sales declined 23 cents per pound from the 1994 period to 56 cents per pound for the third quarter of 1995 due primarily to higher molybdenum by-product credits generated in the first half of 1995.

Third quarter net cash costs for copper were 66 cents per pound, five cents lower than the 71 cents per pound for the third quarter of 1994. Excluding the Tohono development project, which increased average costs segment-wide by three cents per pound, third quarter 1995 cash costs would have been 63 cents per pound. The lower cash costs primarily reflect higher by-product credits for molybdenum of 23 cents per pound in the 1995 third quarter compared to 15 cents per pound in 1994 and three cents lower conversion costs, offset by a 25 percent increase in tons mined at Miami and Sierrita and certain increased costs which are influenced by the higher copper prices. For the first nine months of 1995, the Arizona copper mines increased mining productivity (tons per manshift) by 16 percent and milling productivity (tons per manshift) by 19 percent over the comparable 1994 period.

Copper production totalled 175 million pounds for the quarter, 12 million pounds higher than in 1994. The Company expects that 1995 production will be about 675 million pounds.

Primary molybdenum operations earned $25 million for the third quarter compared to $7 million for the 1994 period. Production increased to 17 million pounds from 14 million pounds, while sales decreased to 15 million pounds for the third quarter of 1995 from 22 million pounds in the 1994 third quarter. The 1994 sales included 3 million pounds of purchased molybdenum. Sales for the first nine months of 1995 were 10 million pounds lower than the same period in 1994, which included 10 million pounds of purchased molybdenum. Additionally, the 1995 third quarter realizations averaged $6.83 per pound compared to $3.71 per pound during the 1994 quarter. Due to currently lower spot market prices, fourth quarter realizations are expected to be somewhat lower than the third quarter, but should remain above spot prices because of the downstream products.

Production of molybdenum products worldwide continues at expanded levels versus 1994. This increased production and somewhat weakened metallurgical demand in the second quarter led Cyprus Amax to return the Climax mine to stand-by status in August 1995. Chemical products continued to show demand strength in almost every application.

For the first nine months, Copper/Molybdenum earnings were $464 million compared to $115 million in 1994. The higher earnings primarily reflected 32 cents higher average copper realizations, seven cents lower copper cost of sales, improved molybdenum operating earnings of $112 million, and 13 percent higher produced copper sales of 537 million pounds.

COAL
                                                Three Months            Nine Months
                                             Ended September 30,    Ended September 30,
                                            ---------------------  ---------------------
SELECTED RESULTS (In millions)                 1995        1994       1995       1994
                                            ---------    --------  ---------   ---------

  Revenue                                     $ 334       $ 332      $ 978       $ 934

  Segment Operating Income/(Loss)             $(412)      $  12      $(343)      $  70

NOTE: SUPPLEMENTAL DATA (In millions)

  Write-downs and Special Items               $(445)      $ (10)     $(445)      $ (10)

  Segment Earnings Excluding Write-downs
   and Special Items                          $  33       $  22      $ 102       $  80

Coal reported a third quarter loss of $412 million compared to 1994 third quarter earnings of $12 million. The 1995 third quarter earnings included a $445 million pretax charge to recognize the write-down of certain coal assets and provisions for associated liabilities. The third quarter of 1994 included a $10 million pretax write-down of the Orchard Valley mine. The 1995 third quarter's average realization was $16.17 per ton, and the average cost of sales was $14.71 per ton. This resulted in a profit margin of $1.46 per ton and cash margins of $3.82 per ton. The increase in earnings, excluding write-downs and special items, resulted from doubling of profit margins and a slight increase in sales.

                                              Three Months          Nine Months
                                           Ended September 30,  Ended September 30,
                                           -------------------  -------------------
SELECTED OPERATING DATA                      1995       1994      1995       1994
                                           ---------  --------  ---------  --------
Sales Volume - Millions of Tons
-------------------------------
  Eastern Mines                                  7.8       7.4       22.0      20.9
  Western Mines - Powder River Basin             9.0       9.0       26.5      26.6
  Western Mines - Other                          3.4       3.7        9.5       9.3
                                           ---------  --------  ---------  --------

     Total Sales                                20.2      20.1       58.0      56.8
                                           ---------  --------  ---------  --------
  Oakbridge Equity Share                         1.5       1.3        4.5       3.7

Average Realization - $/Ton                   $16.17    $16.10     $16.35    $16.02

Domestic Average Contract Price - $/Ton       $17.42    $17.54     $17.32    $18.09
Domestic Average Spot Price - $/Ton           $12.94    $13.55     $13.45    $12.34
Oakbridge Contract Price - $/Ton              $27.45    $22.12     $25.92    $23.42
Oakbridge Spot Price - $/Ton                  $25.69    $20.33     $22.02    $20.15



                                                Three Months          Nine Months
                                             Ended September 30,  Ended September 30,
                                             -------------------  -------------------
SELECTED OPERATING DATA (CONT'D)                1995      1994      1995       1994
                                             --------   --------  --------   --------
Average Cost of Sales - $/Ton                 $14.71    $15.34     $14.82    $14.78
Average Cash Cost - $/Ton                     $12.35    $12.53     $12.30    $12.24
Average Unit Costs - $/Ton                    $14.39    $14.88     $14.51    $14.44

Clean Production - Millions of Tons
-----------------------------------
  Pennsylvania                                   2.2       1.6        6.5       5.4
  Kentucky                                       1.5       1.3        4.0       3.6
  West Virginia                                  1.6       1.6        4.9       4.5
  Midwest                                        2.0       2.2        6.3       6.8
  Wyoming - Powder River                         9.0       9.0       26.5      26.6
  Colorado                                       1.8       2.3        6.2       6.9
  Utah                                            .7        .9        2.1       2.8
                                             --------   --------  --------   --------
        Total Production                        18.8      18.9       56.5      56.6
                                             ========   ========  ========   ========

  Oakbridge Equity Share                         1.7       1.0        4.3       3.0


Amax Coal signed a new coal contract with PSI Energy, Inc. on August 9, 1995, that settles arbitration matters and disputes related to the prior contract. Terms of the new agreement call for a reduction in price with a move toward market price by the year 2000, and although reserves increased 20 million tons due to the revised mine plan, a pretax write-down of the carrying value of the Wabash mine's assets by $310 million was recorded in the third quarter. Additionally, the coal market outlook for Mountain Coals operations in eastern Kentucky reflects weak demand and lower prices, ongoing transportation and coal quality disadvantages compared to other regions of Central Appalachia, and the expiration of the long-term contracts in 1995 and 1998. Under a revised mine plan, coal reserves will be reduced by approximately 120 million tons and, coupled with certain accruals, a pretax charge of $135 million was recorded. These write-downs were calculated in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of."

Demand during the first half of 1995 was dampened by a mild winter and cool spring; however, hot, seasonable weather during the third quarter resulted in stronger demand and has reduced inventories. Growth in demand for compliance Western coals continues. During the third quarter, service improved on the western U.S. rail systems and the prospect is for consistent and reliable rail transportation. Eastern rail service is relatively consistent but barge supply remains short in both the short and long term.

Coal production of 19 million tons in the third quarter was comparable to 1994. During the third quarter of 1995, five monthly production records were set at four operations and six monthly productivity records at six operations. Productivity improved eight percent during the third quarter 1995 over the comparable 1994 quarter. The Company expects that 1995 production will be approximately 82 million tons compared to 80 million tons in 1994, including Cyprus Amax's share of Oakbridge's production.

Cyprus Amax's equity share in Oakbridge's earnings, which is reported in Interest, Equity, and Other, was $3 million compared to a $1 million loss in the comparable 1994 period. This result reflected a 70 percent increase in production and a 25 percent increase in realizations.

For the first nine months, Coal reported a loss of $343 million compared to $70 million earnings for the nine months of 1994. Excluding the write-downs and special items earnings increased from $80 million in 1994 to $102 million in 1995.

OTHER MINERALS

                                            Three Months                Nine Months
                                         Ended September 30,        Ended September 30,
                                       ----------------------     ----------------------
SELECTED RESULTS (In millions)            1995       1994             1995       1994
                                         -----      -----            -----      -----
  Segment Operating Income               $  (6)      $ 42            $ (22)     $  44
                                         =====       ====            =====      =====

  Lithium                                $   8       $  7            $  22      $  18
  Amax Gold                                 (2)         -               (8)         -
  Iron Ore                                   -         30                -         34
  Businesses Sold/Non-Operating             (4)        (1)             (14)        (3)
  Exploration Expense                       (8)         6              (22)        (5)
                                         -----       ----            -----      -----
  Total                                  $  (6)      $ 42            $ (22)     $  44
                                         =====       ====            =====      =====

NOTE: SUPPLEMENTAL DATA (In millions)

  Special Items                          $   -       $ 39            $   -      $  39

  Segment Earnings/(Loss) Excluding
   Special Items
     Lithium                             $   8       $  7            $  22      $  18
     Amax Gold                              (2)         -               (8)         -
     Iron Ore                                -          2                -          6
     Businesses Sold/Non-Operating          (4)        (1)             (14)        (3)
     Exploration Expense                    (8)        (5)             (22)       (16)
                                         -----       ----            -----      -----
     Total                               $  (6)      $  3            $ (22)     $   5
                                         =====       ====            =====      =====

SELECTED OPERATING DATA

  Lithium
     Sales Volumes - Millions of Lbs.
      Carbonate Equiv.                    10.5        7.6             27.7       24.1
  Gold
     Sales Volumes - Thousands of Ounces    24         24               79         76
     Gold Price - $/Ounce                  405        400              406        401

OTHER MINERALS, which includes Lithium, Amax Gold, Iron Ore, Businesses Sold/Non-Operating, and Exploration, had a $6 million loss for the third quarter of 1995 compared to earnings of $3 million for 1994, excluding a gain of $39 million primarily from the sale of iron ore operations and an Australian exploration project. Lithium had earnings of $8 million, $1 million more than 1994 due to record sales and lower costs. Amax Gold's loss was $2 million for the third quarter. During the third quarter, Cyprus Amax increased its ownership in Amax Gold from 42 percent to 51 percent by exercising its option to convert an $80 million loan to Amax Gold common stock. Additionally, on October 17, 1995, Cyprus Amax announced its intent to sell its interest in the Russian Kubaka gold mine project to Amax Gold for approximately 16 million shares of Amax Gold common stock. Closing is expected in late 1995 or early 1996. This will increase Cyprus Amax's ownership to approximately 58 percent.

Exploration expense of $8 million was $3 million higher than last year excluding a 1994 gain on the sale of the Company's interest in an Australian exploration project.

The year-to-date loss for Other Minerals was $22 million compared to $5 million earnings in the first nine months of 1994, excluding the special items. The difference was due to higher exploration expense of $6 million, the absence of iron ore earnings, and consolidation of Amax Gold's operating loss.

CORPORATE expenses for the third quarter were $13 million or $1 million higher, and for the first nine months of 1995 were $42 million, or $9 million higher than the same periods in 1994 due primarily to higher outside service fees, severance costs, and an increased provision for incentive compensation.

INTEREST, EQUITY, AND OTHER expense was $17 million for the 1995 third quarter compared to expense of $22 million for 1994. The improvement was due primarily to higher Oakbridge earnings and the absence of equity losses for Amax Gold, which is now reported on a consolidated basis and is included in Other Minerals. Net interest expense of $19 million for the third quarter of 1995 was $2 million higher than the same period in 1994 due primarily to higher interest expense associated with the sale-leaseback arrangement. Year-to-date interest, equity, and other expense of $49 million was $16 million lower than in 1994 due primarily to increased interest income, higher capitalized interest, and the consolidation of Amax Gold.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1995, the Company maintained its strong financial condition with long-term debt as a percentage of total capitalization of 41.7 percent, a ratio of current assets to current liabilities of 1.4 to 1.0, and a cash balance of $163 million at September 30. At December 31, 1994, the ratios were 37.4 percent and 1.7 to 1.0, respectively, which do not reflect the consolidation of Amax Gold Inc. Cyprus Amax's non-cash working capital decreased $130 million from $284 million at December 31, 1994, to $154 million at September 30, 1995, due primarily to a $134 million increase in the current portion of long-term debt and production payments, and a $50 million increase in current taxes payable, partially offset by a $42 million increase in accounts receivable. The increase in the current portion of long-term debt was attributable to $110 million of short-term borrowing on lines of credit and $32 million of current capital lease obligations, current taxes payable due to increased earnings, and higher accounts receivable due to expected foreign tax refunds and the consolidation of Amax Gold Inc.

The Company's cash balance increased from $139 million at year-end to $163 million at September 30, due primarily to cash provided by continuing operations of $531 million, net debt of $263 million, and a $37 million cash effect from consolidating Amax Gold Inc., partially offset by capital expenditures of $587 million and advances primarily to the El Abra copper mine project in Chile of $154 million.

For the first nine months of 1995, capital expenditures, excluding capitalized interest, were $587 million. Copper capital expenditures of $351 million included $220 million for the El Abra project and $38 million for the Cerro Verde project. Coal capital expenditures of $82 million were primarily for sustaining and replacement capital. Other Minerals capital expenditures included Amax Gold's expenditures of $144 million primarily for the Fort Knox and Refugio projects. Total capital spending for 1995 is projected to be approximately one billion dollars, with over 63 percent, 14 percent, and 22 percent spent on Copper, Coal, and Amax Gold projects, respectively.

For the full year 1995 Cyprus expects to spend approximately $120 million for reclamation, remediation, and environmental compliance.

In May 1995, Cyprus Amax placed $250 million of 7-3/8 percent Notes due 2007 from its universal shelf. The majority of the proceeds were used to prepay $213 million of the coal production payments. In August 1995 Cyprus Amax filed a shelf registration statement with the Securities and Exchange Commission that will enable the Company to sell an aggregate of up to $600 million of securities. At present, all $600 million of the shelf remains available and there are no current plans to utilize the shelf.

In June 1995, Cyprus Amax finalized $750 million in project financing for construction and development of the El Abra copper mine project in Chile.
Cyprus Amax also has funded an additional $300 million in subordinated debt for the project. The financing consists of three parts. The first portion for $500 million is being provided by Japanese and German companies, all on a 12-year term. A second consortium of commercial banks is syndicating $250 million on a 10-year term. Cyprus Amax has guaranteed completion of the oxide mine. In addition, the U.S. Export/Import Bank has committed to provide up to $150 million of funding once the project is completed, which if drawn would be used to prepay existing debt. At September 30, 1995, $227 million had been borrowed.

Cerro Verde completed a $110 million line of credit in Peru, which is guaranteed
by Cyprus Amax.   At September 30, 1995, $60 million had been borrowed under this line of credit. Additionally, the partners in the Kubaka gold project in Russia, of which Cyprus Amax owns 50 percent, signed project financing loan agreements totalling $100 million for mine development. To date, there have been no borrowings, however draw-downs are expected in the fourth quarter of 1995.

During the third quarter, Cyprus Amax exercised its option under the 1995 $80 million double convertible revolving credit agreement (DOCLOCII) with Amax Gold Inc. to convert the $80 million of outstanding borrowings to common stock. This increased Cyprus Amax's ownership of Amax Gold to approximately 51 percent.

In October 1995, Amax Gold finalized a loan agreement for $250 million to be used for construction of the Fort Knox project and repayment of certain existing indebtedness. The loan is a six year amortizing term loan, with repayment beginning in 1997, and up to $125 million can be drawn in gold. The loan is collaterized by the assets and production of the Fort Knox and Hayden Hill properties and the stock of the subsidiaries owning the Guanaco and Sleeper properties.

In conjunction with the Fort Knox loan, Amax Gold borrowed $50 million under a bridge loan facility which was repaid from proceeds of the Fort Knox loan. Additionally, Amax Gold will repay approximately $86 million of other borrowings and gold leases in the fourth quarter of 1995.

During 1995, Cyprus Amax expects to be able to provide sufficient funds for general corporate purposes, including capital expenditures and acquisitions through internally generated funds and existing or new borrowings.

Cyprus Amax paid a regular quarterly dividend of 20 cents per share on its Common Stock and $1.00 per preferred share during the quarter. At September 30, 1995, 92,939,554 shares of the Company's Common Stock were outstanding.

                          PART II - OTHER INFORMATION
                          ---------------------------


ITEM 1.  LEGAL PROCEEDINGS
--------------------------

Amax Coal Company and Cyprus Amax Minerals Company, and PSI Energy, Inc. have been engaged in arbitration and related litigation in Indiana regarding the Wabash mine long-term coal contract. On August 9, 1995, a new coal contract was executed between Amax Coal Company and PSI Energy, Inc. to replace the existing contract and to settle arbitration matters related to the existing contract. Terms of the contract resulted in a write-down in the third quarter of the carrying value of Wabash mine's assets.

On November 8, 1993, Cyprus Amax was notified by the United States Department of Justice that it was under investigation for possible violations of the antitrust laws of the United States regarding its molybdenum business. In June 1995, Cyprus Amax was informed that the preliminary investigation into molybdenum pricing was closed without further action.

ITEM 2.  CHANGES IN SECURITIES
------------------------------

Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
----------------------------------------

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

Not applicable.

ITEM 5.  OTHER INFORMATION
--------------------------

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

(a) The following Exhibits are being filed as part of this Quarterly Report on Form 10-Q:


 Exhibit
 Number                         Document
---------  --------------------------------------------------
  (11)     Statement re computation of per share earnings.
  (15)     Letter re unaudited interim financial information.
  (27)     Financial data schedule.

(b) No Current Report on Form 8-K was filed during the quarter ended September 30, 1995.

                                   SIGNATURE
                                   ---------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       CYPRUS AMAX MINERALS COMPANY
                                       ----------------------------
                                               Registrant



Date:    November 13, 1995             /s/    John Taraba
       ---------------------           -----------------------------
                                           Vice President and
                                               Controller