Form 10-K
period 1995-12-31
CYPRUS AMAX MINERALS CO
filed 1996-03-29
CIK 769589

                              UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549
                           -----------------


                                FORM 10-K
[Mark One]
    [X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934
               For the fiscal year ended December 31, 1995
                                   OR
    [_]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from __________ to __________
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

                                ---------------

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_].

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    Aggregate market value of voting stock held by non-affiliates, based on a closing price of $28 5/8 as of March 27, 1996, was approximately $2,641,400,000.

    Number of shares of common stock outstanding as of March 27, 1996, was 93,061,185.

                   DOCUMENTS INCORPORATED BY REFERENCE


              Proxy Statement for the 1996 Annual Meeting to be filed within 120 days after the fiscal year (Part III).

                      CYPRUS AMAX MINERALS COMPANY
                                 PART I


ITEMS 1 AND 2.  BUSINESS AND PROPERTIES

    On November 15, 1993, AMAX Inc. (Amax) merged with and into Cyprus Minerals Company (Cyprus) to create one of the world's largest natural resource companies. Cyprus Amax Minerals Company (Cyprus Amax or the Company) is a diversified mining company engaged, directly or through its subsidiaries and affiliates, in the exploration for and extraction, processing, and marketing of mineral resources. Cyprus Amax operates in three principal industry segments:
Copper/Molybdenum; Coal; and Other (which includes lithium, Amax Gold, businesses sold/non-operating, and exploration). Cyprus Amax is a leading copper and coal producer, and the world's largest producer of molybdenum and lithium, with a significant position in gold via its 51 percent interest in Amax Gold Inc. (AGI). Cyprus Amax was incorporated in Delaware in 1969 and operates primarily in the United States. As of December 31, 1995, Cyprus Amax employed approximately 9,700 employees. Its principal office is located at 9100 East Mineral Circle, Englewood, Colorado 80112.

    A description of Cyprus Amax's major properties and operations is set forth below. Except as otherwise stated, data are expressed in short tons of 2,000 pounds and troy ounces of 31.103 grams. Except as otherwise stated, the term "reserves" when used herein refers to proved and probable reserves for copper, molybdenum, gold, and coal, and proved reserves for lithium. Reserve estimates were prepared by Cyprus Amax's engineers. Information regarding Cyprus Amax's mineral reserves and selected operating statistics is included in the Supplemental Information to the Consolidated Financial Statements on pages 74 and 75 of this report. In addition, data related to Cyprus Amax's industry segments and foreign and domestic operations and export sales are included in "Management's Discussion and Analysis of Results of Operations and Financial Condition", pages 30 through 41, and in Note 18 to the Consolidated Financial Statements on pages 71 and 72. Except as otherwise stated, Cyprus Amax has physical access to its properties and conventional sources of power adequate to carry on its business currently as conducted.

    The terms Cyprus Amax or the Company when used herein may refer collectively to the parent Cyprus Amax Minerals Company and its subsidiaries and affiliates, or to one or more of them, depending upon the context.

                        COPPER/MOLYBDENUM SEGMENT

     Cyprus Amax explores for, mines, processes, and markets copper and molybdenum and certain other by-product minerals. Production information at Cyprus Amax's principal mine operations in the Copper/Molybdenum segment is summarized in the following tables for the years 1995 and 1994. The 1995 year-end ore reserve information is as follows:

Ore Reserves                                         December 31, 1995
------------                ------------------------------------------------------------------------
                            Proved and Probable
                              Ore Reserves/(1)/       Average Grade       Saleable Product
                            -------------------    -------------------    -------------------
                                 (Millions         Copper   Molybdenum    Copper   Molybdenum
      Operation                  of Tons)          ------   ----------    ------   ----------
      ---------                                      %          %           (Millions of Lbs.)
Bagdad                            1,050               .38      .021        6,514       299
Sierrita/Twin Buttes                943               .27      .030        4,062       381
Miami                               244               .46         -        1,424         -
Tohono                               12               .51         -           68         -
El Abra/(2)/                        448               .54         -        3,703         -
Cerro Verde/(3)/                    649               .66      .021        6,657       116
Mineral Park                         67               .23         -          198         -
Henderson                           168                 -      .227            -       684
Climax                              145                 -      .233            -       587
                                  -----                                   ------    ------
                                  3,726                                   22,626     2,067
                                  =====                                   ======    ======

--------
/(1)/Mine extraction losses and dilution have been taken into account in the calculation of mineable ore reserves shown.
/(2)/Represents Cyprus Amax's 51 percent interest in El Abra's ore reserves. /(3)/Represents 100 percent of Cerro Verde's ore reserves.

Mine Statistics                       1995                             1994
                         ------------------------------    --------------------------------
                         Material     Ore   Stripping      Material      Ore     Stripping
                         Mined/(1)/  Mined   Ratio/(2)/    Mined/(1)/   Mined    Ratio/(2)/
                         ----------  -----  -----------    ----------   -----    ----------
     Operation           (Millions of Tons)                (Millions of Tons)
     ---------
Bagdad                      62         31     1.02             66        29         1.28
Sierrita/Twin Buttes        90         41     1.14             76        40          .83
Miami                       95         35     1.74             83        31         1.71
Tohono                      27          8     2.24             11         5          .97
Cerro Verde/(3)/            19          4     3.36              8         3         1.75
Henderson                    8          8        -              5         5            -
                           ---        ---                     ---       ---
     Total                 301        127                     249       113
                           ===        ===                     ===       ===

--------
/(1)/Includes ore and waste mined on a wet short ton basis.
/(2)/Represents the ratio of waste to ore mined.
/(3)/Acquired March 20, 1994.


Ore Processed Statistics
                                   1995                                      1994
                  -------------------------------------   --------------------------------------
                                           Ore Grade                                  Ore Grade
                                      -------------------                        -------------------
                    Ore Processed     Copper   Molybdenum      Ore Processed     Copper   Molybdenum
                  ------------------  ------   ----------   ------------------   ------   ----------
                  (Millions of Tons)      (Percent)         (Millions of Tons)       (Percent)
     Operation
     ---------
Bagdad - Mill               29        .38         .023                27           .42        .024
- Leach                      5        .14            -                13           .16           -
Sierrita/Twin Buttes
- Mill                      41        .32         .040                39           .35         .041
- Leach                     12        .11            -                 7           .12            -
Miami - Leach               35        .47            -                31           .39            -
Tohono - Leach               8        .48            -                 5           .52            -
Cerro Verde - Leach          4       1.08            -                 3          1.17            -
Henderson - Mill             8          -         .271                 5             -         .301
                           ---                                       ---
     Total                 142                                       130


Production                                      1995                   1994
                                        -------------------   --------------------
                                        Copper   Molybdenum   Copper    Molybdenum
                                        ------   ----------   ------    ----------
                                        (Millions of Pounds)   (Millions of Pounds)
      Operation
      ---------
Bagdad                                    208         10          205        9
Sierrita/Twin Buttes                      240         24          253       22
Miami                                     129          -          119        -
Tohono                                     34          -           24        -
Cerro Verde                                64          -           32        -
Henderson                                   -         39            -       26
Other/(1)/                                 12          2           15        -
                                          ---         --          ---       --
     Total                                687         75          648       57
                                          ===         ==          ===       ==

--------
/(1)/Includes Pinos Altos, Mineral Park and Climax.

CYPRUS CLIMAX METALS COPPER/MOLYBDENUM OPERATIONS

    In 1995, Cyprus Amax produced 687 million pounds of copper and 75 million pounds of molybdenum from its copper and molybdenum operations. During 1995, the Company continued development of the El Abra prospect in Chile and expansion of the Cerro Verde property in Peru, continued fleet modernization at Sierrita, and further optimized the smelter and new electrorefinery at Miami.

Bagdad

    At the Bagdad mine in northwestern Arizona, Cyprus Amax mines primarily copper sulfide ore and produces copper concentrates with significant molybdenum and minor silver by-products. The operation consists of an open pit mine, an approximately 85,000 ton per day sulfide ore concentrator producing copper and molybdenum concentrates, and an oxide and low grade sulfide ore dump leaching system with a solvent extraction-electrowinning (SX-EW) plant producing copper cathode. In 1995, Bagdad produced 31 million pounds, or 15 percent of its total copper production, as electrowon copper cathode, and sulfide copper production was essentially the same as 1994. In 1995, the Bagdad concentrator milled approximately 29 million tons of ore, up 2 million tons from 1994 due to improved performance of expanded mill equipment. Cyprus Amax owns the mine property under patented mining claims and owns the tailings areas under Arizona state patents.

Sierrita/Twin Buttes

    Cyprus Amax operates its adjacent Sierrita and Twin Buttes properties in south central Arizona as one consolidated operation. Cyprus Amax owns the Sierrita copper and molybdenum mine, which consists of an open pit mine, a 115,000 ton per day sulfide ore concentrator, a molybdenum recovery plant, and two molybdenum roasters. Sierrita's facilities are located on patented and unpatented mining claims and fee land owned by Cyprus Amax. Copper ore mined at Sierrita is processed at Sierrita into copper and molybdenum concentrates. Sierrita also uses an oxide and low grade sulfide ore dump leaching system with an SX-EW plant to produce copper cathode. Total Sierrita/Twin Buttes electrowon copper cathode production in 1995 totalled 29 million pounds, or 12 percent of its total copper production. In 1995, approximately 45 percent of Cyprus Amax's molybdenum concentrate production was processed through Sierrita's on-site roasters. The resulting molybdenum oxide and related products are either packaged for shipment to customers worldwide or transported to other Cyprus Amax facilities for further processing.

    Cyprus Amax leases the Twin Buttes open pit copper mine under a 15-year lease entered into in March 1988. Material from Twin Buttes formerly was transported to Sierrita for processing via a six-mile conveyor system; however, sulfide ore from Twin Buttes was depleted in early 1994. Additional Sierrita ore production is replacing the Twin Buttes ore in the mill. Currently, a small amount of leachable material is being moved from Twin Buttes and trucked to Sierrita for heap leaching. This material is expected to be depleted by the end of the first quarter 1996.

Miami

    The Miami operations consist of an open pit mine producing acid soluble copper ore for heap leaching operations, an SX-EW plant producing copper cathode, a smelter, an electrolytic refinery, and a rod plant. The facilities are located near Miami, Arizona, on a combination of fee property owned by Cyprus Amax, patented and unpatented mining and mill site claims, and private and state leases. Miami's 1995 production of 129 million pounds of copper cathode from the leaching and SX-EW operations was 8 percent greater than 1994 production. Expansion of the SX-EW production capacity to 160 million pounds was completed during 1995.

    The smelter processed 584,000 tons of copper concentrate in 1995, 24 percent greater than in 1994. During early 1995, the off-take gas cooling hood was replaced, which allowed the smelter to operate above design capacity of 650,000 tons of concentrate per year in the fourth quarter of 1995. Construction of the new electrorefinery was completed and start-up occurred on schedule in the fourth quarter of 1994. By the fourth quarter of 1995, the refinery was operating near design capacity. With installation of the new hood and completion of construction of the new 380 million pounds per year electrorefinery, Cyprus Amax became self-sufficient in domestic copper smelting and refining.

    The Miami rod plant operated above rated capacity during 1995, producing over 280 million pounds of copper rod.

Cerro Verde

    In March 1994, Cyprus Amax acquired approximately 91.5 percent of the common stock of Sociedad Minera Cerro Verde S.A. (Cerro Verde) at a cost of approximately $31 million. In early 1996, Compania de Minas Buenaventura S.A., a long-established Peruvian mining concern, notified Cyprus Amax of the exercise of their option to acquire ten percent of Cyprus' interest in Cerro Verde, which decreases Cyprus Amax's interest to approximately 82 percent. The Peruvian government previously owned and operated the mine. Cerro Verde owns the underlying mining concessions which contain nearly 650 million tons of reserves as well as over 15,000 acres of mining concessions. The operation, located approximately 30 kilometers southwest of Arequipa, Peru, consists of two open pits, the Cerro Verde and the Santa Rosa, a heap leach operation, and an SX-EW plant. The mine currently has capacity to produce approximately 65 million pounds of electrowon copper cathode and is upgrading and expanding its facilities to be able to produce at an annual rate of about 100 million pounds of cathode after mid-year 1996. A new copper oxide deposit called Cerro Negro was discovered in 1995 about 5 kilometers west of the Cerro Verde open pit. Definition drilling and engineering studies are in progress to ascertain potential to further increase production of copper from leach ores. In 1995, Cerro Verde produced approximately 64 million pounds of copper cathode. In 1995, approximately 4 million tons of ore were processed through primary, secondary, and tertiary crushers and placed on leach pads after agglomeration. The feasibility study for development of the sulfide mill at Cerro Verde will continue through 1996. Studies to date indicate development of a mill operation is viable following the current leach project, although Cyprus Climax is exploring options to justify accelerated development of the sulfide deposit.

El Abra

    In June 1994, Cyprus Amax acquired 51 percent of El Abra from Corporacion Nacional del Cobre de Chile (Codelco) at a cost of $330 million. The remaining 49 percent was retained by Codelco, a state-owned enterprise. El Abra holds mining concessions over more than 33,000 acres of land in the copper-rich Second Region of northern Chile. Cyprus Amax's share of identified leach reserves is about 450 million tons. The feasibility study for the El Abra oxide project was completed, and construction started in February 1995. Construction of the project is proceeding ahead of schedule. Production is scheduled to begin in the fourth quarter of 1996, and by late first quarter 1997 Cyprus Amax's share of annualized production is expected to be about 250 million pounds of cathode copper. Based on drilling to date, the project is expected to have a life of 17 years. It is anticipated that further drilling could add reserves to this project which would increase annual production and/or extend mine life, and a new porphyry copper-molybdenum deposit on land under option near El Abra was discovered in 1995. El Abra also contains sulfide ore, with currently identified geologic resources of about 500 million tons, creating opportunity for expansion. In addition, there is good exploration potential for additional deposits on the mining concessions.

Henderson

    Cyprus Amax owns the underground Henderson mine near Empire, Colorado. The operation consists of an underground block caving mine where molybdenite ore is mined and transported to a conventional sulfide mill. The concentrator is capable of operating at a rate of 28,000 tons of ore per day, producing molybdenum sulfide concentrates containing up to 58 percent molybdenum. Both the mine and mill are located on fee land owned by Cyprus Amax. Most of the concentrates are shipped to the Company's Fort Madison roasting and chemicals processing facility in Iowa where a number of different products are made for final sale to customers. A portion of Henderson's production is sold directly to customers as molybdenum sulfide. In 1995, Henderson produced 39 million pounds of molybdenum from 8 million tons of ore. In the last half of 1995, production from the Henderson mine decreased in response to business conditions.

Climax

    Cyprus Amax owns the Climax mine near Leadville, Colorado. Historically, the operation consisted of both an underground and open pit mine and an 18,000 ton per day concentrator. The property, owned in fee by Cyprus Amax, occupies more than 14,000 acres. In response to strong customer demand in early 1995, the Climax mine produced over two million pounds of molybdenum from April through August of 1995. The mine was returned to standby status, as increased production from third parties became available to consumers.

Other Operations

    Cyprus Amax's other copper operations include the Tohono operation in south central Arizona, which consists of a test open pit producing acid-soluble ore for heap leaching and an SX-EW plant producing copper cathode. The facility is located on reservation lands leased from the Tohono O'Odham Nation. Cyprus Amax is investigating various alternatives for large scale copper production through open pit mining and heap leaching technology. In 1995, Tohono produced about 34 million pounds of copper. Tohono also has two concentrate roasters which have been on care-and-maintenance status since the fourth quarter of 1993. The Pinos Altos copper mine in southwest New Mexico exhausted its ore reserves and closed during the third quarter of 1995. The mine and mill produced nearly eight million pounds of copper in concentrate in 1995. Cyprus Amax operates the Mineral Park mine, an in-place leach and precipitate operation which was converted to an SX-EW operation in 1994 capable of producing six to eight million pounds of copper per annum. SX-EW production at Mineral Park commenced in early 1995 and totalled three million pounds. The mine is located in northwest Arizona on fee land owned by Cyprus Amax and on unpatented mining claims and mill sites. Cyprus Amax also owns a molybdenum operation and potential copper resource near Tonopah, Nevada, including an open pit mine and related mining equipment. The facility, located on fee land owned by Cyprus Amax and on unpatented federal mining claims and mill sites, is on care-and-maintenance status. Cyprus Amax owns and operates a rod plant located in Chicago, Illinois. This facility is located on fee land owned by Cyprus Amax and in 1995 produced 290 million pounds of high quality continuous cast copper rod.

    Cyprus Amax leases office space in Tempe, Arizona, for copper and molybdenum administration and sales and leases space for small sales offices in Pittsburgh, Pennsylvania; Dusseldorf, Germany; and Tokyo, Japan.

Conversion Facilities

    Molybdenum Conversion Facilities. Cyprus Amax processes molybdenum
    --------------------------------
concentrates at its conversion plants in the United States and Europe into such products as technical grade molybdic oxide, ferromolybdenum, pure molybdic oxide, ammonium molybdates, and molysulfide powder. The Company operates molybdenum roasters at the Sierrita, Arizona; Fort Madison, Iowa; and Rotterdam, Netherlands plants. The molybdenum roasting facilities at Sierrita and Fort Madison currently are operating at levels sufficient to support customer requirements. Rotterdam currently is operating as a toll roasting facility.

    The Fort Madison Conversion Plant is located in Fort Madison, Iowa. The facilities consist of a molybdenum roaster, a sulfuric acid plant, a metallurgical (technical oxide) packaging facility, and a chemical conversion plant which includes a wet chemicals plant and sublimation equipment. In the chemical plant, technical grade oxide is further refined into various high purity molybdenum chemicals for a wide range of uses by chemical and catalyst manufacturers. Fort Madison produces ammonium dimolybdate, pure molybdic oxide, ammonium heptamolybdate, ammonium octamolybdate, sodium molybdate, sublimed pure oxide, and molybdenum sulfide.

    Specialty Metals. In the fourth quarter of 1995, Cyprus Amax sold the assets
    ----------------
of Climax Specialty Metals and Specialty Chemicals.

Equity Interests

    Metals Recovery. Cyprus Amax has a 50% partnership interest with an
    ---------------
affiliate of Shell Oil Company in a spent catalyst recycling operation located in Braithwaite, Louisiana. Recoverable products include vanadium, molybdenum, alumina trihydrate, and nickel-cobalt. The partnership's activities also include the recycling of chrome/aluminum sludge from metal finishing.

Copper Processing

    In 1995, Cyprus Amax processed 584,000 tons of Cyprus Amax domestic copper concentrates at its own facilities, or 80 percent of its 1995 copper concentrate production. The balance of Cyprus Amax's 1995 copper concentrate production was treated under arrangements with third parties or sold as copper concentrates.

Copper/Molybdenum Marketing Arrangements

    Cyprus Amax has the capacity to produce about 600 million pounds per year of continuous cast copper rod at its Miami, Arizona and Chicago, Illinois rod mills. This capability gives Cyprus Amax a value-added copper product and access to a broader customer base. Approximately 22 percent of Cyprus Amax's total copper sales were for non-United States markets. Substantially all of Cyprus Amax's copper metal production is committed under sales agreements with metals fabricators at prices which fluctuate with commodity exchange quotations. Cyprus Amax continued to provide price protection, which ensures a minimum average realization on a London Metals Exchange (LME) basis of an average 89 cents per pound on 700 million pounds for 1996, and an average 96 cents per pound (LME basis) on 525 million pounds for the first nine months of 1997. Additionally, in December 1994, Cyprus Amax sold forward 1996 production of 56 million pounds at an average price of $1.10 per pound.

    Of Cyprus Amax's 723 million pounds of produced copper sales in 1995, 46 million pounds were sold as concentrate, 176 million pounds as cathode, and 501 million pounds as rod. Comparable figures for 1994 were 645 million pounds of produced copper sold, of which 96 million pounds were sold as concentrate, 133 million pounds as cathode, and 416 million pounds as rod.

    Molybdenum oxide is used primarily in the steel industry for corrosion resistance, strengthening, and heat resistance. Molybdenum chemicals are used in a number of diverse applications including: as catalysts for petroleum refining; as a feedstock for pure molybdenum metal used in electronics; and in lubricants. As is customary, a substantial portion of Cyprus Amax's expected 1996 molybdenum production is committed for sale throughout the world pursuant to annual and spot sale agreements.

                              COAL SEGMENT

    Cyprus Amax mines, cleans, markets, and sells coal to electric utilities and industrial users. The following table shows capacity, quality characteristics, and reserves for Cyprus Amax's domestic coal operations for 1995. Eighty-five percent of year-end 1995 developed domestic coal reserves mined with existing facilities meet the 2.5 pounds sulfur dioxide standard in 1995. Seventy-four percent of these reserves satisfy the 1.2 pounds standard effective in 2000.

                                                                                       Year-End 1995 Reserves
                                                                                         (Millions of Tons)
                                                                              ---------------------------------------
                             Annual                                                                          Total
   Coal                     Capacity      Average        Average    Average   Mineable with    Require       Proved
Operating                   (Millions       Btu         Contained   Recovery    Existing        New       and Probable
   Unit            Type      of Tons)    per Pound       Sulfur %       %      Facilities    Facilities     Reserves
----------     -----------  ----------  -------------   ---------   --------  -------------  ----------   -------------
Pennsylvania   underground     8-9      13,000-13,200     1.2-3.0     70-90         187          69             256

West Virginia  surface and       7      11,700-14,000     0.6-1.8    60-100          69          24              93
               underground

Kentucky       surface and      6-7     11,300-13,000     0.8-1.7    65-100          65          13              78
               underground

Midwest        surface and     9-12     11,000-11,500     0.6-4.0     65-100        104         616             720
               underground

Wyoming        surface            38      8,270-8,515     0.3-0.4        100      1,061           -           1,061

Colorado       underground         11    10,600-11,250    0.4-0.6        100         99           -              99

Utah           underground          4     11,400-12,000   0.5-0.6     90-100         16          73              89
                                                                                  _____        ____           _____
                                                                                  1,601         795           2,396
                                                                                  =====        ====           =====

    In 1995, Cyprus Amax produced 75 million tons of coal and sold 78 million tons. In addition, Cyprus Amax's share (42 percent) of Oakbridge Limited represented 6 million tons of production and 6 million tons of shipments. Production from Cyprus Amax's coal operations is shown in the table below:

         Coal                            Production
                                         ----------
    Operating Unit                     1995      1994
    --------------                     ----      ----
                                     (Millions of Tons)
    Pennsylvania                         8         7
    West Virginia                        6         6
    Kentucky                             5         5
    Midwest                              8         9
    Wyoming                             36        36
    Colorado                             9         9
    Utah                                 3         3
                                        --        --
        Total Domestic                  75        75

    Oakbridge
      (Equity share)                     6         4
                                        --        --
                                        81        79
                                        ==        ==

Additionally, the average sales prices for 1995 and 1994 are shown in the table below:

                                         Average Sales Price
                                    ----------------------------
                                       Contract         Spot
                                    -------------   ------------
                                     1995    1994   1995    1994
                                    -----   -----   ----    ----
                                       ($/Ton)        ($/Ton)
Total Domestic                      17.15   18.19  13.45   12.08
Oakbridge (Equity share)            26.52   23.64  23.96   19.77

COAL OPERATIONS

Pennsylvania

    The Emerald and Cumberland mines are contiguous underground operations located in the southwestern part of Pennsylvania. A multi-year program is underway to re-equip and expand Cumberland. In October 1994, a new longwall system was commissioned to improve productivity and increase production. During 1995, longwall panel development section equipment was upgraded. Both mines are in the Pittsburgh coal seam and are mined utilizing the longwall mining method and the reserves are owned by Cyprus Amax. Coal is processed through preparation plants and is transported by rail and river barge to utilities in the Northeast and Midwest. The hourly workforce at both mines is represented by the United Mine Workers of America (UMWA). Several pieces of major mining equipment, including the Cumberland longwall, are leased. The remainder of the mining equipment is owned.

West Virginia

    The Kanawha River operations, located approximately 25 miles east of Charleston, West Virginia, consist of the Stockton and Cannelton 140 underground mines and the Dunn and Armstrong Creek surface mines. The underground mines utilize continuous miners; the surface mines employ trucks, electric shovels, hydraulic excavators, and endloaders. The Dunn surface mine restarted a dragline in mid-1994. Both raw and processed coal of various qualities are marketed to electric utilities and industrial customers; transportation is primarily by barge. The Maple Meadow mine produces high grade, low volatile metallurgical coal from an underground mine located in Raleigh County, West Virginia. Processed coal from the Maple Meadow mine is transported by rail to steel mills in North America. The West Virginia operations also include a small preparation plant in McDowell County. The hourly workforce at all operations is represented by the UMWA. Mining is conducted on owned property and under private leases. Mining equipment is both owned and leased.

Kentucky

    Mountain Coals operates the Star Fire surface mine located in eastern Kentucky. The adjacent Lost Mountain mine was closed in 1995, and is presently undergoing reclamation. Star Fire is a mountaintop removal and contour stripping operation using a dragline, shovel, and trucks to extract five seams of coal. Mining operations are conducted on fee coal properties and private coal leases with both owned and leased equipment. A preparation plant is used to wash a portion of the production. The hourly workforce is represented by the UMWA. A major long-term utility contract expired at the end of 1995. In anticipation of the contract expiration, the Lost Mountain operation was phased out and the mine plan for Star Fire was revised to significantly reduce future operating costs. Star Fire continues to supply a second long-term utility contract. In addition to Star Fire, there is an underground mine and preparation plant (Pine Mountain) producing approximately 1.5 million tons of coal per year utilizing a contract miner. Transportation from the Kentucky operations is by rail.

Midwest

    Midwest operations consist of three surface mines and a large underground mine located in southern Indiana and Illinois plus a small dragline operation in Tennessee. The Chinook mine (located in Clay and Vigo counties of west central Indiana) uncovers two seams of coal with a large dragline. The Delta mine (Williamson and Saline Counties in Illinois) recently changed from a large dragline to an Addcar highwall miner supported by shovel-truck overburden removal. These mines process coal through preparation plants and ship it by unit train to nearby utility customers. Almost all of the production from Chinook and Delta is dedicated under long-term contracts. The Minnehaha mine in Sullivan County, Indiana was sold in December 1995. The Sycamore surface mine is a shovel-truck operation in Knox

County, Indiana from which coal is trucked to utility and industrial accounts. The Wabash underground mine is located in Wabash County, Illinois. Continuous miners access the Illinois #5 seam and coal is conveyed to the surface and processed prior to shipment. The facility's major contract customer is located ten rail mines from the mine. A new long-term contract with this customer, which provides for a reduction in price with a move toward market price by the year 2000, was executed in August 1995. The Ayrshire mine (located in Warrick County, Indiana) is reclaiming areas that were formerly surface mined. There are remaining reserves at this site which have potential for future mining on a small scale. Hourly employees at the Indiana and Illinois mines are represented by the UMWA. The Skyline mine is located in Sequatchie County, Tennessee. The coal is uncovered by a mid-sized dragline and is transported raw to utility and industrial customers, primarily by truck. Throughout the Midwest, surface and mineral rights are controlled through fee ownership and private leases. Mining equipment is predominantly owned, although a portion is leased.

Colorado

    Cyprus Amax operates two underground mines in the Colorado operating unit:
Twentymile and Shoshone. A third mine, Empire, was idled in December 1995. Mining is conducted on a combination of private, state, and federal coal leases. All operations use the longwall mining method. The coal is shipped on a predominantly raw basis to utility and industrial plants in the West, Midwest, and Southeast. The Twentymile and Empire mines are located in northwestern Colorado; the hourly workforce at Empire is represented by the UMWA. The Shoshone mine is located in southern Wyoming. The Empire longwall equipment plus a portion of the longwall and several items of mobile mining equipment at Twentymile are leased. The remaining equipment is owned.

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

    Construction of the Willow Creek mine located near Price, Utah was approved during the fourth quarter of 1995. Site preparation has commenced and facilities construction will proceed over the next eighteen months. Longwall start-up is projected for mid-1998. Willow Creek's production will be marketed to Pacific Rim customers through West Coast ports. A portion of the production is also expected to be sold to Western and Midwestern utility customers.

Australia

    Cyprus Amax's wholly owned subsidiary, Cyprus Australia Coal of Sydney, Australia, owns a 42 percent interest and is the operator of Oakbridge Limited of Australia. Cyprus Amax increased its interest in Oakbridge from approximately 40 percent in early 1995 through privatization of the company and the purchase of minority shareholders' interests. Oakbridge is a major independent coal producer with six mines in New South Wales which produce approximately 13 million tons annually. Proved and probable reserves total 372 million tons of which Cyprus Amax's equity share is 159 million tons.

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

    In February 1996, Cyprus Amax acquired a 50 percent interest in the Springvale underground coal mine in New South Wales, Australia for $70 million. Cyprus Amax's share of annual production is projected to be 1 to 1.5 million tons and will be sold to both domestic Australia electric generating markets and the Pacific Rim coal markets.

Coal Marketing Arrangements

    Almost all of Cyprus Amax's coal sales are steam coal to electric utilities. Approximately 86 percent of Cyprus Amax's 1995 coal sales were made under contracts with an initial duration of one year or longer (term contracts). This percentage is expected to be approximately the same in 1996. These contracts are priced using a combination of cost pass-through, base price plus cost index escalation and/or market adjustments. While such contracts generally are more advantageous than sales on the spot market, they can be subject to periodic renegotiation of price and quantity. Most contracts also are subject to partial or complete suspension by the customer or producer during certain force majeure events, such as damage to the customer's plant or work stoppages. In the event of successful enforceability challenges, price/quantity renegotiations, or the occurrence of force majeure events, and upon the expiration of term contracts in accordance with their terms, Cyprus Amax would be required to seek alternative purchasers for the coal through spot market sales or replacement contracts. Currently, the applicable spot price for much of the coal presently subject to such contracts is below the contract price.

    At December 31, 1995, Cyprus Amax had term contracts covering an aggregate of approximately 565 million tons, including 67 million tons to be delivered in 1996. About 15 percent of contracted coal is under agreements which expire before 2000; the remainder is committed under contracts which expire between 2000 and 2020. To maintain current average margins as contracts expire, Cyprus Amax will need to sign new contracts, extend existing contracts, shift volume to operations with advantageous production costs, and reduce mining costs at mines supplying above market price contracts. In 1995, revenues from five coal supply contracts accounted for approximately 30 percent of total coal revenues, with the largest individual contract contributing 10 percent of coal revenues. One of these contracts, supplied from the Kentucky operations and representing 8 percent of coal revenues, expired at the end of 1995.

    Eastern Markets. Shipment levels at Cyprus Amax's Pennsylvania, West
    ---------------
Virginia, and Kentucky units increased during 1995 in spite of weak demand into the third quarter due to unusually mild weather. Exports to Europe from Pennsylvania and West Virginia increased in comparison to the prior year. Eastern and Midwestern utilities continue to increase purchases of coals from this region which meet the sulfur dioxide requirements of Phase I of the Clean Air Act Amendments of 1990 (see "Coal-Clean Air Act Amendments of 1990"), and which provide competitive delivered fuel costs. Due to their coal quality characteristics, location and cost competitiveness, Cyprus Amax's Eastern operations are well positioned to increase their sales to domestic utilities and export customers.

    Midwest Markets. Shipments in 1995 from Cyprus Amax's Midwest unit declined
    ---------------
from 1994 levels due primarily to reduced sales and production from the Minnehaha mine.

    Overall coal demand from the Midwest is expected to decline over the next several years due to continuing uncertainties over the long-term suitability of the high sulfur coals produced in Illinois and Indiana. These uncertainties result from provisions of the Clean Air Act Amendments of 1990, state regulatory requirements and other proposed legislation which would require utilities to lower emissions levels (see "Coal-Clean Air Act Amendments of 1990"). However, coal is, and is expected to continue to be, the major energy source for generating electrical power in the Midwest. Cyprus Amax holds several long-term contracts with terms extending beyond 2000 that call for deliveries to major regional utility plants. These contracts provide a tonnage base which is expected to support current operating levels at Cyprus Amax's Midwest unit through approximately 2000.

    Western Markets. Shipments for 1995 from Cyprus Amax's Colorado, Wyoming,
    ---------------
and Utah units collectively increased slightly from 1994 levels as a result of improved rail service and increased exports to the Pacific Rim. Interest by utilities in Powder River Basin and high Btu Colorado coals continued to strengthen, but did not match 1994's demand surge in advance of the January 1, 1995 effective date of Phase I of the Clean Air Act Amendments of 1990. Steady future demand growth for Western low sulfur coals is predicted, with a likely acceleration just prior to the year 2000, when the Phase II sulfur dioxide requirements become effective. Western railroads have invested heavily in equipment and expanded trackage; shipping capacity has largely caught up with demand. Although the Powder River Basin has been historically affected by overcapacity, Cyprus Amax's seven major long-term coal supply agreements provide a production base for the Wyoming unit. These contracts expire between 1998 and 2020 with over 50 percent of the annual tonnage committed until 2013.

    Clean Air Act Amendments of 1990. Title IV of the Clean Air Act Amendments
    --------------------------------
of 1990 is intended to reduce acid precipitation by mandating reductions in sulfur and nitrous oxides from electric generating stations. The law adopted a goal of achieving, by the year 2000, nationwide reductions of 10 million tons of sulfur dioxide and 2 million tons of nitrous oxides from 1980 levels. Phase I affected 110 power plants in the Midwest, the Southeast, and the East, starting January 1, 1995. Phase II, beginning January 1, 2000, will affect almost all power plants in the United States. While the base emissions standard under Phase I is 2.5 pounds of sulfur dioxide for every million Btus of fuel burned and is reduced to 1.2 pounds per million Btus under Phase II, the actual sulfur content of coal required by utilities may vary widely due to various options available to utilities to comply with the Clean Air Act Amendments. These include installing emissions controls (scrubbers) on existing facilities, switching to alternative fuels, closing facilities, and/or buying and selling emissions allowances.

    The compliance strategies which utilities will follow cannot be predicted with certainty due to the multiple options available, the extended compliance time frames, and the unique characteristics of each utility system. Cyprus Amax believes, however, that its overall business and financial condition will not be affected materially by the Clean Air Act Amendments because of its diverse portfolio of mines and products, shipments to plants with scrubbers in place, and strategic steps taken over the last several years in anticipation of the enactment of acid precipitation legislation. The Amendments are expected to increase the demand for and value of Cyprus Amax's low sulfur reserves in the Powder River Basin, Colorado, Utah, and central Appalachia since many utilities are expected to comply with the new emissions standards by switching to lower sulfur coal. The effects on Cyprus Amax's Illinois Basin high sulfur reserves cannot be predicted with any degree of certainty until utility compliance plans become more firm. Approximately 25 percent of Cyprus Amax's Midwest shipments are to plants that are not materially affected by the Clean Air Act Amendments because they already have scrubbers in place. An additional 40 to 50 percent are committed to regional utilities which Cyprus Amax believes have a high probability of continuing use of Cyprus Amax coals through at least Phase I.

                            OTHER MINERALS SEGMENT

LITHIUM OPERATIONS

    Cyprus Amax is a major producer of lithium with production facilities in Nevada, North Carolina, Tennessee, Virginia, and Chile. Lithium and lithium compounds are used in such things as the smelting of aluminum and manufacture of ceramics, glass, greases, high performance batteries, synthetic rubber, plastics, and pharmaceuticals.

    Cyprus Amax owns 100 percent of a Chilean limited partnership which holds a brine deposit and owns a lithium carbonate processing facility in northern Chile. Lithium brine is recovered from the brine deposit and concentrated in solar evaporation ponds. The concentrated brine is then converted into lithium carbonate at the processing facility. Reserves available to Cyprus Amax are determined by a contract with the Chilean government. As of December 31, 1995, Cyprus Amax reserves amounted to 201,000 tons of elemental lithium which is equivalent to approximately 2.1 billion pounds of lithium carbonate. Production during 1995 was 29 million pounds of lithium carbonate which was approximately 3 million pounds above name-plate capacity. In addition, Cyprus Amax produces potash from by-product salts generated at its brine operation in northern Chile. Production and sales totalled 84,000 tons in 1995. All potash sales to a major Chilean chemical company are made under long-term contacts which expire in years 1996 through 2004.

    At the Silver Peak facility in Nevada, Cyprus Amax also produces lithium carbonate from salt brines. The solar pond system and related plant for chemical conversion of the concentrated brine into lithium carbonate are situated on approximately 17,000 acres of patented and unpatented placer mining claims. Reserves at December 31, 1995, totalled 41,400 tons of elemental lithium which is equivalent to approximately 214 million pounds of lithium carbonate. During 1995, Silver Peak operated approximately 20 percent below its long-term production capacity, producing 9.5 million pounds of lithium carbonate.

    During 1994, Cyprus Amax began construction of a new lithium hydroxide production facility at its Silver Peak operation which will replace its existing hydroxide plant located at Sunbright, Virginia. This new plant is targeted to be operational by the end of the first quarter of 1996. Cyprus Amax will continue to operate its plant at Sunbright, Virginia, for the conversion of lithium carbonate to lithium hydroxide until the new facility at Silver Peak is completed. The plant at Sunbright is located on a combination of owned and leased land.

    Cyprus Amax also operates a butyllithium production facility in New Johnsonville, Tennessee, located on fee land owned by Cyprus Amax. A 50 percent expansion of this plant was completed during 1994.

    Cyprus Amax also owns manufacturing facilities for various lithium chemicals and lithium metal casting located on 1,006 acres of fee and leased land in Kings Mountain, North Carolina. An open pit mine and lithium carbonate processing facility at Kings Mountain were shut down in 1991, and during 1994 and 1995, the lithium carbonate processing facility was dismantled. Future production from the 146,000 tons of elemental lithium at Kings Mountain will depend on new or improved markets, the depletion of other reserves, and construction of new processing facilities. In 1994, lithium administration and sales, research and development, and certain lithium metal and alloy production activities were moved from leased properties in Exton and Malvern, Pennsylvania, and consolidated with the Kings Mountain production facilities. Limited research activities and production continue at the leased commercial property in Exton. The Malvern office has been subleased.

Lithium Marketing Arrangements

    Cyprus Amax sells lithium carbonate, lithium hydroxide, butyllithium, lithium chloride, lithium bromide, and a variety of other lithium chemical, metal, and metal alloy products to such diverse markets as aluminum smelting, ceramics, lubricants, specialty glass, synthetic rubber, plastics, batteries, alloys, and pharmaceuticals. The various lithium products are sold under a combination of long- and short-term contracts. Sales to one customer accounted for 15 percent of lithium revenue in 1995.

GOLD OPERATIONS

    In the November 1993 Cyprus merger with Amax, Cyprus Amax retained a 40 percent interest in Amax Gold. During 1994, Cyprus Amax increased its holdings to 42 percent. During 1995, Cyprus Amax increased its ownership in Amax Gold from 42 percent to 51 percent by exercising its option to convert an $80 million loan into Amax Gold Common Stock. Amax Gold and its subsidiaries are engaged in the mining and processing of gold and silver ore and in the exploration for, and acquisition and development of, gold-bearing properties, principally in North and South America and Russia. Amax Gold was incorporated in Delaware in 1987 and reincorporated in 1995.

    In April 1994, Cyprus Amax and Amax Gold entered into an agreement whereby the Company provided AGI with a $100 million double-convertible line of credit. The outstanding indebtedness under the line of credit may be repaid by AGI with the issuance of AGI convertible preferred stock. Both companies have conversion rights to convert the line of credit into Amax Gold Common Stock at a max-imum price of $8.265 per share and a minimum price of $5.854 per share. As of December 31, 1995, $5 million was outstanding under this line of credit. Certain amounts have been made available to Amax Gold as support for the Fort Knox and Refugio loans. See "Subsequent Events" discussion on page 20.

    During the first quarter of 1995, Cyprus Amax signed a loan agreement whereby the Company provided AGI with an additional $80 million in double-convertible revolving credit (DOCLOC II). During the third quarter, Cyprus Amax exercised its option to convert $80 million of the then-outstanding borrowings to Amax Gold Common Stock at a conversion price of $5.362 per share. This, along with payment in stock of interest due under DOCLOC II, increased Cyprus Amax's ownership of Amax Gold to approximately 51 percent.

    In 1994, Cyprus Amax established a joint exploration agreement with Amax Gold to explore for gold. The agreement provides Cyprus Amax a 75 percent interest and Amax Gold a 25 percent interest in the gold prospects resulting from future exploration. Amax Gold has a right of first refusal from Cyprus Amax to purchase and develop gold deposits, and Cyprus Amax has a similar right with respect to base metals. Each party funds work in proportion to its interest, and Cyprus Amax provides staffing and management. Properties held by the parties prior to January 1, 1994, are excluded from the joint agreement.

    Amax Gold's operating properties consist of a 50 percent interest in the Refugio Mine in Chile; an indirect 90 percent interest in the Guanaco Mine in Chile; a 100 percent interest in the Hayden Hill Mine in Lassen County, California; a 100 percent interest in the Sleeper Mine in Humboldt County, Nevada; and a 100 percent interest in the Wind Mountain Mine in Washoe County, Nevada. In addition, Amax Gold owns a 100 percent interest in the Fort Knox Project near Fairbanks, Alaska, and a 62.5 percent joint venture interest in the Haile Project in Lancaster County, South Carolina.

    All of Amax Gold's operating properties are open pit mines. Except for mining equipment under the control of the contract miner at Guanaco and Refugio, Amax Gold owns its mining and processing equipment, which is maintained in good operating condition. Ore is processed by milling or heap leaching. Milling is the traditional process for recovering gold from ore. After ore is crushed, the gold and silver are concentrated and then smelted into dore which is shipped to refiners for further processing. The milling process is typically used for higher recovery oxide and sulfide ores.

    Heap leaching is a lower cost processing method principally applied to oxidized ores. The heap leach recovery rate is generally lower than for milling. In the heap leaching process, crushed and/or run-of-mine ore is loaded onto impermeable leach pads. The ore is irrigated with a weak cyanide solution which penetrates the ore, dissolving the gold and silver. The "pregnant" solution is collected and pumped through activated carbon or a Merrill Crowe zinc precipitation plant to remove the metals from the solution. After the gold and silver is stripped from the carbon or processed from the zinc precipitate, it is smelted into dore which is shipped to refiners for final processing.

    Production information at Amax Gold's principal mine operations is summarized in the following tables for the years 1995 and 1994. The 1995 year-end ore reserve information is as follows:

Ore Reserves                                      December 31, 1995
------------                  ------------------------------------------------------
                              Proved and Probable                   Gold Content
                                 Ore Reserves                  (Thousands of Ounces)
                              -------------------              ---------------------
                                  (Thousands                   AGI's   Cyprus Amax's
  Operation                        of Tons)    Average Grade   Share      Share
  ---------                       ----------   -------------   ------  -------------
Refugio/(1)/                         117,976          0.029      1,672       853
Guanaco/(2)/                           4,858          0.078        378       193
Hayden Hill                           10,202          0.027        273       139
Sleeper                                  867          0.055         48        24
Fort Knox                            161,835          0.025      4,094     2,088
Haile                                  8,736          0.089        488       249
                                     _______                     _____     -----
                                     304,474                     6,953     3,546
                                     =======                     =====     =====

/(1)/Represents Amax Gold's 50 percent interest in Refugio's ore reserves. /(2)/Represents 100 percent of Guanaco's ore reserves.

Mine Statistics                           1995                            1994
---------------           --------------------------------   ----------------------------------
                             Tons     Ore           Ore        Tons      Ore           Ore
                            Mined  Processed       Grade       Mined  Processed        Grade
                            -----  ---------       -----       -----  ---------       ------
                          (Millions of Tons)   (Ounces/Ton)   (Millions of Tons)   (Ounces/Ton)
  Operation
  ---------
Guanaco-Leach                  13        2         0.069          13        2          0.060
Hayden Hill-Leach               9        6         0.024          13        5          0.017
Sleeper-Mill       )                     1         0.095     )              1          0.110
                   ))          14                            ))   19
-Leach             )                     3         0.018     )              5          0.016
                               __       __                        __       __
                               36       12                        45       13
                               ==       ==                        ==       ==

Production                            1995                        1994
----------                   --------------------        --------------------
                             Gold          Silver        Gold          Silver
                             ----          ------        ----          ------
                             (Thousands of Ounces)       (Thousands of Ounces)
Guanaco                        71            268           58            296
Hayden Hill                    80            227           66            138
Sleeper                        82             99          107            143
Wind Mountain                   5              7           10             73
                              ___            ___          ---            ---
                              238            601          241            650
                              ===            ===          ===            ===

Refugio Mine

    In January 1993, Amax Gold acquired a 50 percent interest in the Refugio project, consisting of three gold deposits located in the Maricunga Mining District in central Chile, approximately 75 miles east of Copiapo. The property is held by Compania Minera Maricunga (CMM), a Chilean contractual mining company, which is indirectly owned 50 percent by Amax Gold and 50 percent by Bema Gold Corporation (Bema), a publicly traded company based in Vancouver, British Columbia.

    Construction of the Refugio Mine was substantially completed by year end 1995 with the development of an open pit mine and a three-stage crushing and heap leach operation capable of processing 33,000 tons of ore per day (11.9 million tons per year). Production is expected to commence early in 1996. Carbon adsorption, stripping, and electrowinning are being used to recover gold from the leach solutions. Electrowon cathodes will be smelted to dore bars for shipment. Production from the Verde deposit is estimated to range from 200,000 to 250,000 ounces of gold per year for approximately 9.5 years of which Amax Gold's share would be 50 percent. Facilities include a permanent camp with access to the site from Copiapo provided by existing roads. Power is supplied by on-site, diesel-powered generators.

    The Refugio property position comprises approximately 14,500 acres, consisting of mineral rights, surface rights, and water rights sufficient to allow development of the project. The principal ore deposit is held by mining claims which are owned by CMM. Essentially all of the mineral rights surrounding the claims are held by a joint venture formed by Bema and the former owner of the Refugio claims. CMM has agreements in place with this joint venture that will allow CMM to mine any extensions of major ore deposits found on CMM property that extend onto surrounding mineral rights and to use the surrounding areas for project needs. Surface rights that cover the known mineralization and the proposed facilities are owned or controlled by CMM under leases from the Chilean Army. Water extraction rights, expected to be sufficient to supply the project, are owned by CMM.

    Amax Gold, through its 50 percent ownership of CMM, is responsible for payment of a net smelter return royalty to the former owners of the Refugio property that is expected to average 2.5 percent of Amax Gold's share of production from the currently defined ore reserves. A sliding scale net smelter return royalty related to net profits and ranging from 2.5 to 5 percent is payable on Amax Gold's share of any production in excess of current reserves.

Guanaco Mine

    Amax Gold owns a 90 percent interest in and operates the Guanaco Mine, which is located in the Guanaco Mining District in northern Chile approximately 145 miles southeast of Antofagasta, Chile. Under existing shareholder arrangements, Amax Gold receives 100 percent of production until certain conditions are met. Management currently does not believe these conditions will be met, therefore, 100 percent of Guanaco's reserves have been included in Amax Gold's reserve table. The operation consists of an open pit mine, heap leach facilities capable of processing up to 2.4 million tons of ore per year and permanent camp facilities. The facility includes three stages of crushing, permanent pad heap leaching, and Merrill Crowe zinc precipitation of gold. Amax Gold has retained an experienced mining contractor to drill, blast, load, and transport all ore and waste. The mining contractor provides its own equipment. Access to the Mine from Antofagasta is provided by the Pan American Highway (approximately 120 miles south) and a gravel surface road (approximately 25 miles east). Power is supplied by an on-site power plant. The water supply for mine operations comes primarily from multiple wells adjacent to the minesite and from nearby surface springs which also provide potable water.

    The Guanaco property position is comprised of approximately 25,000 acres, consisting of mineral claims leased from Empresa Nacional de Mineria (ENAMI), an entity of the Chilean government, and certain other mineral rights. Nearly all of the reserves are located on land covered by the ENAMI lease. The ENAMI lease expires in 2006, and may be extended by Amax Gold for additional five-year terms thereafter. The lease is subject to royalties varying with the level of production, with the royalty on gold ranging from a 7 percent gross royalty to a 3 percent gross royalty plus a 2 percent net profits royalty; there is a gross royalty of 2 percent for all other metals. The property remains subject to a 1.1 percent net smelter return royalty to the minority owners for metals other than gold.

    The Guanaco Mine began production in April 1993. Production was hampered in 1993 by ordinary start-up delays and initial crusher throughput problems and in 1994 by process water shortages which were resolved in the fourth quarter. During 1995, despite continued problems with crusher throughput, production at Guanaco increased primarily due to higher grades and recoveries. Management is implementing further operational efficiencies and cash production costs are expected to decrease as a result.

Hayden Hill Mine

    Amax Gold owns 100 percent of the Hayden Hill Mine in Lassen County, California, approximately 120 air miles northwest of Reno, Nevada. The Hayden Hill operation is an open pit mine with two pits, heap leach pads, and tailings disposal facilities. Amax Gold controls approximately 6,300 acres through ownership of federal patented and unpatented mining claims and fee lands and a long-term lease of federal unpatented mining claims. Access to the Mine is provided by a county road that connects to a state highway. Power for operations is purchased from the local rural electric association. Water for mining and processing operations is provided by two wells located in close proximity to the Mine. Potable water is supplied by truck. Approximately 75 percent of the current reserves are subject to a gross receipts net smelter return royalty ranging from 2 percent to 5 percent.

The Mine began production in June 1992. Milling operations were discontinued in 1993 due to the lack of an adequate supply of high-grade mill ore.

Sleeper Mine

    The Sleeper Mine, located in Humboldt County, Nevada, approximately 28 air miles north of Winnemucca, is 100 percent-owned by Amax Gold. The operation includes an open pit mine, mill, heap leach pads, and tailings disposal facilities. Current facilities occupy approximately 2,000 acres of unpatented mining claims. Access to the mine is provided by a gravel road that connects to a paved public highway. Power is purchased from the local rural electric association. Water for mining and processing operations at Sleeper is provided by a well system that dewaters the pits, and potable water is supplied by truck. No royalties are payable on production from the Sleeper Mine.

    The property was discovered by an Amax geologist in 1982 and development of the mine was completed in March 1986. Gold production in 1996 is expected to decrease from 1995 levels as mining is expected to be completed in 1996, with production from residual leaching continuing into 1997.

Wind Mountain Mine

    Mining operations at Amax Gold's 100 percent-owned Wind Mountain Mine were completed in January 1992. The leach pads have not been irrigated with cyanide solution since the second quarter of 1994, and production from residual leaching was completed in 1995. Any additional gold recovered in the final detoxification process in 1996 will be credited against reclamation costs. Reclamation is expected to be completed during 1996.

Fort Knox Project

    Amax Gold owns a 100 percent interest in the Fort Knox Project, located in the Fairbanks Mining District, 15 miles northeast of Fairbanks, Alaska. Access to the property is provided by paved highway for 21 miles from the City of Fairbanks and then for five miles by unpaved two-wheel drive road.

    The Fort Knox Project covers approximately 41,000 acres and consists of two state mining leases, approximately 1,400 state mining claims, and 7 patented federal mining claims and the mineral rights to 38 patented federal mining claims. The Fort Knox property is held by deeds, mining leases, option agreements, and mining locations. The leases and option agreements have expiration dates ranging from 1996 to 2014, with provisions for extension in some cases. The current reserve is located on approximately 1,150 acres of land held under a state mining lease which expires in 2014 and which may be renewed for a period not to exceed 55 years. This lease is subject to a 3 percent royalty based on net income payable to the State of Alaska. Claims surrounding the current reserve are subject to net smelter return royalties ranging from 3 percent to 6 percent on the state mining claims, and both a 1 percent net smelter return royalty, and a 10 percent overriding net profits interest on certain of the patented federal mining claims.

    Construction and development plans include an open pit mine, a conventional 36,000 tons per day (13.1 million tons per year) process plant, a tailings storage facility, and a water supply reservoir. Process water is being supplied from a water reservoir constructed downstream from the tailings pond. The process facilities are designed as a "zero discharge system". Power is supplied by the public utility serving the area over a distribution line which was paid for by Amax Gold. The mine and plant are designed to operate year round and to produce approximately 300,000 to 350,000 ounces of gold per year with the higher rates expected during the early years. Current plans anticipate project start-up around the beginning of 1997.

    In the first quarter of 1996, Amax Gold announced that due to difficult site conditions, design enhancements and expanded excavation work, the capital costs at Fort Knox are expected to exceed Amax Gold's original estimate of $256 million. The increase is anticipated to be at least $75 million and final estimates for completion are being developed. Additionally, to ensure timely completion of Fort Knox, the Cyprus Amax project development and construction group has been seconded to Amax Gold, and along with Amax Gold personnel, will be responsible for the construction and completion of these projects. Amax Gold has restructured with its lenders the $250 million financing for the Project which was completed in November 1995. As support to the restructured facility, Cyprus Amax has guaranteed $150 million and potential borrowings under the existing $100 million double-convertible line of credit (DOCLOC I). Cyprus Amax intends to make additional needed financing available to Amax Gold. The lenders have waived certain restrictive covenants and reduced the interest rate. In return for the increased financial support, Cyprus Amax will receive certain fees, the interest differential and a security interest in certain Amax Gold assets. See further discussion on page 20, "Subsequent Events."

Haile Project

    Amax Gold owns a 62.5 percent joint venture interest in the Haile Project in Lancaster County, South Carolina. The remaining 37.5 percent interest is owned by Piedmont Mining Company, Inc. (Piedmont). Amax Gold is currently considering the sale of its interest in Haile.

    The Haile Project covers approximately 3,600 acres and consists entirely of fee property, which is either owned by the venture participants, leased from third parties or controlled by purchase agreements. The known reserves are contained partly on property that is jointly owned by Amax Gold and Piedmont and partly on property that is leased from a third party under a lease expiring in 1996, with provisions for extension until 2001. The leased property is presently burdened by a 4 percent net smelter return royalty; however, the lease and the royalty would be extinguished upon consummation of the purchase agreement covering the leased property at such time as all material permits for a new surface gold mine at the site have been received.

Gold Marketing Arrangements

    Gold has two principal uses: product fabrication and bullion investment. Fabricated gold has a wide variety of end uses, including jewelry manufacture (the largest fabrication component), electronics, dentistry, industrial and decorative uses, medals, medallions, and official coins. Amax Gold sells all of its refined gold to banks and other bullion dealers, using a variety of hedging techniques, and substantially all of Amax Gold's 1995 sales were export sales made in Europe.

    Amax Gold employs a number of hedging techniques with the objective of mitigating the impact of downturns in the gold market and providing adequate cash flow for operations while maintaining significant upside potential in a market upswing. During 1995 and 1994, Amax Gold's hedging efforts resulted in average realized prices of $406 an ounce and $401 an ounce, respectively, compared to the average COMEX price of approximately $384 an ounce for both 1995 and 1994.

Kubaka Project

    In mid-1993, a joint stock company, in which Cyprus Amax participates along with Russian partners, was awarded a concession covering the Kubaka gold deposit located in Magadan Province, Russia. Cyprus Amax is the manager of the joint stock company and at December 31, 1995, Cyprus Amax had a 50 percent interest. In the fourth quarter of 1995, Cyprus Amax announced its intent to sell its interest in the Russian Kubaka gold mine project to Amax Gold for 16 million shares of Amax Gold Common Stock. Closing is expected in the second quarter of 1996, subject to Amax Gold shareholder approval. This sale will increase Cyprus Amax's ownership in AGI to approximately 58 percent.

    The Kubaka Project is a development stage, open pit, mill recovery project located approximately 200 miles south of the Arctic Circle and 600 miles northeast of the major port city of Magadan. Construction of the Project is underway and has been funded by $80 million in equity contributions by Cyprus Amax and the Russian partners and $100 million in project financing. Cyprus Amax's share of reserves at December 31, 1995 and annual production will be approximately 1.2 million ounces and 150,000 ounces, respectively. Production is anticipated to commence in 1997 with cash costs averaging $184 per ounce and full costs averaging $260 per ounce. In March 1996, Amax Gold announced that the capital costs to complete the Kubaka project are expected to exceed the original estimates. These increases reflect a possible delay in start-up and certain higher local costs and contingency provisions. Final project estimates are currently being developed.

    The following table sets forth the proved and probable reserves at the Kubaka Project.

                             KUBAKA PROJECT
                    PROVED AND PROBABLE ORE RESERVES
                         AS OF DECEMBER 31, 1995

                                                               Gold Content
                                                          ---------------------
                                Gold                      (Thousands of Ounces)
                                Tons       Average Grade      Cyprus Amax's
                             (Thousands)   (Ounces/Ton)    Total   50% Share
                             -----------   -------------   -----   ---------
Mill Ore                        5,4730          .460       2,506    1,253

OIL AND GAS OPERATIONS

    On March 31, 1994, Cyprus Amax disposed of its Oil and Gas business through the sale of Amax Oil and Gas to Union Pacific Resources Company. Amax Oil and Gas was a wholly-owned subsidiary and was engaged in the production and marketing of natural gas, crude oil, and natural gas liquids, with reserves primarily in the United States.

IRON ORE

    On September 30, 1994, Cyprus Amax sold its Northshore iron ore mine and processing facilities and the adjacent power plant to Cleveland-Cliffs Inc. These facilities are located in northern Minnesota. During 1994, Cyprus Amax's iron ore operations produced and sold 2.6 million long tons of iron ore pellets.

EXPLORATION

    Cyprus Amax conducts an international exploration program for copper and gold. It seeks a range of opportunities from early stage generative exploration through advanced opportunities and acquisitions. The company has active projects in the United States, Canada, Mexico, Panama, Peru, Chile, Australia, Indonesia, Russia, and continues to seek opportunities in other parts of the world as well. Exploration also is conducted around its developing and producing mines to find and delineate ore which could extend the lives of those operations. (See "Other Minerals Segment, Amax Gold" for discussion of Cyprus Amax's exploration joint venture agreement with Amax Gold.)

                            EQUITY AND OTHER

AMAX GOLD

    During 1995, Cyprus Amax increased its ownership in Amax Gold from 42 percent to 51 percent. As a result, Amax Gold was consolidated, whereas it was accounted for as an equity investment in prior years. See further discussion in "Other Minerals Segment, Amax Gold".

OAKBRIDGE LIMITED

    During 1995, Cyprus Amax increased its interest in Oakbridge Limited from 40 percent to 42 percent. Cyprus Amax's investment in Oakbridge is accounted for on the equity method. See further discussion in "Coal Segment, Australia".

                            SUBSEQUENT EVENTS

    In March 1996, Amax Gold announced that more difficult site conditions at the Fort Knox project, design enhancements, and expanded excavation work will result in higher project capital costs. See further discussion on page 17, "Fort Knox Project."

    Cyprus Amax has entered into an agreement with Amax Gold to provide certain financing arrangements. Under the Fort Knox restructured loan facility, Cyprus Amax has guaranteed $150 million and potential borrowings under the existing $100 million double-convertible line of credit (DOCLOC I). Such guaranty will terminate on achievement of economic completion projected for June 1998.

    Cyprus Amax has also made available to Amax Gold a Demand Loan Facility to be used primarily to fund additional costs at Fort Knox and for general corporate purposes. Cyprus Amax intends to make additional needed financing available to Amax Gold, however, Cyprus Amax has no obligation to make any advance under the Demand Loan Facility. In return for the increased financial support, Cyprus Amax will receive certain fees and the interest differential resulting from the reduced rate negotiated with the Fort Knox lenders, as well as a security interest in certain Amax Gold assets, including Fort Knox. All interest, fees and the repayment of any Demand Loans made to Amax Gold will be payable at the option of Cyprus Amax either in cash or shares of Amax Gold common stock, subject to Amax Gold's shareholders approval.

    Also in the first quarter, Amax Gold announced that the capital costs of the Kubaka gold project are expected to be higher than original estimates. See further discussion on page 19, "Kubaka Project."

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

    Copper, molybdenum, and gold sales generally are characterized by cyclical and volatile prices, little product differentiation, and strong competition. Prices are influenced by production costs of domestic and foreign competitors, worldwide economic conditions, world supply/demand balances, inventory levels, the United States dollar exchange rate, and other factors. Copper and molybdenum prices also are affected by the demand for end-use products in, for example, the construction, automotive, durable goods, and steel industries.

    While the long-term demand for copper appears to be growing, especially in less developed countries, it can be affected adversely by substitution of materials such as aluminum, plastics, and optical fibers. Copper is an internationally-traded commodity, and its price is determined in the terminal markets of two major metals exchanges: the Commodities Exchange, Inc. in New York City (COMEX) and the London Metal Exchange (LME). These prices broadly reflect the worldwide balance of copper supply and demand, but prices also are influenced by speculative activities. COMEX copper prices averaged $1.35 per pound in 1995, up 28 cents per pound from 1994. Consumption for copper continued to grow for the tenth consecutive year in 1995, with estimated 1995 growth of two percent to 11.3 million short tons. Copper supply increased by a little over four percent to 11.1 million short tons. The supply of copper in the world is determined largely by development and production decisions of those entities controlling mines and reserves. Some major foreign producers have cost advantages resulting from higher ore grades, lower labor rates, and less stringent environmental requirements.

    Molybdenum demand depends heavily on worldwide steel industry consumption. Molybdenum prices gradually increased through 1993 and the first three quarters of 1994 as demand slowly strengthened in response to improving worldwide economic conditions. Prices rose rapidly to 15-year highs during the fourth quarter of 1994 as a result of accelerated demand, reduced exports from Chinese producers, and producer inventory reductions earlier in the year. Continuing the 1994 trend, 1995 molybdenum demand in the Western World rose to record levels supported by overall world economic strength, with the highest growth rates occurring in stainless steel and chemical applications. Production of molybdenum products increased worldwide in late 1994 and early 1995 in response to stronger customer demand and higher prices. Reflecting a tight supply/demand balance and low producer inventories, world spot molybdenum oxide prices increased in late 1994 and peaked in early 1995. Cyprus Amax responded to increased customer demand by increasing production at its Henderson mine and reopening its Climax surface mine early in the second quarter of 1995. The Climax mine produced over two million pounds from April through August 1995 and was returned to standby status in August, as increased production from third parties became available to consumers. During the second half of 1995, the supply/demand picture was more balanced, with world spot molybdenum oxide prices averaging about $4.65 per pound and Cyprus Climax molybdenum realizations averaging $6.34 per pound. A substantial portion of world molybdenum production is a by-product of copper mining, which is relatively insensitive to molybdenum price levels.

    Among factors that affect competition in Cyprus Amax's coal markets are coal quality, the cost levels of other coal producers, the cost and availability of transportation, government regulations including the Clean Air Act Amendments of 1990, the time and expenditures required to develop new coal mines, taxes, the weather, and the cost of alternative fuels. Sales of coal to utilities are affected by the demand for electricity. Coal prices are sensitive to caloric value (Btu) and sulfur content and to a particular user's quality requirements. Coal prices generally are less volatile than metals prices, since coal typically is sold under term contracts at fixed prices subject to escalation, de-escalation, and renegotiation. In line with increases in coal production, an increasing amount of Cyprus Amax's coal is now being sold in spot markets or under shorter term contracts.

    Competition in the sale of lithium products is based on price and quality. Cyprus Amax produces approximately 50 percent of the world's supply of lithium carbonate. Cyprus Amax has a number of competitors from western countries in the lithium marketplace, as well as competition from lithium products from China and the Commonwealth of Independent States (C.I.S.). In addition, new competitors are expected to enter certain lithium markets over the next 2-5 years.

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

    Reference is made to additional information concerning environmental matters in "Management's Discussion, Environmental" on page 39 of this report and Note 14 to the Consolidated Financial Statements on pages 67 and 68.

ITEM 3.  LEGAL PROCEEDINGS

    Cyprus Tohono Mining Company was informed in late 1995 by the office of the Assistant U.S. Attorney in Tucson, Arizona that an action was being considered under federal environmental laws against Cyprus Tohono Corporation and certain of its employees. The facts giving rise to this matter involve a break in a process line at the Tohono Mine occurring in 1992. It is not possible to state with reasonable certainty at this time what action, if any, will be taken by the government.

    In April 1994, Cyprus Amax was notified by the Department of Justice (DOJ) that the government would seek civil penalties for alleged violations of the Federal Clean Water Act in the operation of Cyprus Amax's Bagdad, Miami, and Sierrita mines in Arizona. Agreement as to the principles of a settlement regarding civil penalties was reached in early 1996 with the EPA and DOJ for all three locations which will not have a material impact on the Company.

    Cyprus Miami and other companies, in conjunction with the Arizona Department of Environmental Quality's Water Quality Assurance Revolving Fund program, continued remediation and assessment of groundwater quality at Pinal Creek near Miami, Arizona throughout 1995. The ongoing program, initiated in 1989, has resulted in continued improvement of subsurface water quality in the area. While the adequacy of current remedial efforts and the allocation of expenditures among responsible parties will not be known until the assessment phase is completed or beyond, the 1993 completion of risk assessment studies allowed further definition of probable costs for continued study and ongoing treatment. Cyprus Miami is also a defendant in a lawsuit brought by certain Miami and Globe area landowners claiming damages relating to allegedly impaired groundwater quality in the Pinal Creek area. It is not possible at this time to reasonably estimate a loss, if any, that may result from the lawsuit because of the preliminary nature of discovery in the case and because of the preliminary status of the related ongoing remedial assessment. A reasonable estimate of any future material obligations, if any, is expected to be possible by 1997.

    Cyprus Amax and its subsidiaries have been advised by the EPA and several state environmental agencies that they may be liable under the CERCLA or similar state laws and regulations for costs of responding to environmental conditions at a number of sites which have been or are being investigated by the EPA or states to establish whether releases of hazardous substances have occurred and, if so, to develop and implement remedial actions. Cyprus Amax has been named as a potentially responsible party (PRP) or has received EPA requests for information for several sites. For all sites, Cyprus Amax had an aggregate reserve of approximately $87 million at December 31, 1995, for its share of the estimated liability. Liability estimates are based on an evaluation of, among other factors, currently available facts, existing technology, presently enacted laws and regulations, Cyprus Amax's experience in remediation, other companies' remediation experience, Cyprus Amax's status as a PRP, and the ability of other PRPs to pay their allocated portions. The cost range of reasonably possible outcomes for all sites is estimated to be from $60 million to $300 million, and work on these sites is expected to be substantially completed in the next several years, subject to the inherent delays involved in the process. Remediation costs that could not be reasonably estimated at December 31, 1995, are not expected to have a material impact on the financial condition and ongoing operations of the Company. Cyprus Amax believes certain insurance policies partially cover these claims; however, some of the insurance carriers have denied responsibility and Cyprus Amax is litigating coverage. Further, Cyprus Amax believes that it has other potential claims for recovery from third parties, including the U.S. Government and other PRPs, as well as liability offsets through lower cost remedial solutions. However, neither insurance recoveries nor other claims or offsets have been recognized in the financial statements unless such offsets are considered probable of realization.

    At December 31, 1995, Cyprus Amax's accruals for deferred closure, shutdown of closed operations, and reclamation totalled approximately $325 million. Reclamation is an ongoing activity and a cost associated with Cyprus Amax's mining operations. Accruals for closure and final reclamation liabilities are established on a life of mine basis. The Cyprus Amax Coal reclamation reserve component of $178 million is largely a result of reclamation obligations incurred for replacing soils and revegetation of mined areas as required by provisions and permits pursuant to the Surface Mining Control and Reclamation Act. The Copper/Molybdenum and Other reclamation reserve components are $126 million and $21 million, respectively, and include costs for site stabilization, cleanup, long-term monitoring, and water treatment costs as expected to be required largely by state laws and regulations as well as by sound environmental practice. Total reclamation costs for Cyprus Amax at the end of current mine lives is estimated at about $550 million.

    Cyprus Amax believes that it has adequate reserves such that none of these matters is expected to have a material adverse effect on its business or financial condition, results, and cash flows, and is unaware of any additional environmental matters which, based on information currently known to Cyprus Amax, would have a material effect upon the Company's financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended December 31, 1995.

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT

    Set forth below are the names, ages and titles of the executive officers of Cyprus Amax as of March 27, 1996:

          Name                    Age                       Office
          ----                    ---                       ------
    Milton H. Ward                63     Chairman, President and Chief Executive Officer
    Jeffrey G. Clevenger          46     Senior Vice President, Copper
    Gerald J. Malys               51     Senior Vice President and Chief Financial Officer
    Garold R. Spindler            48     Senior Vice President, Coal
    David H. Watkins              51     Senior Vice President, Exploration
    Philip C. Wolf                48     Senior Vice President, General Counsel and Secretary
    Robin J. Hickson              52     Vice President, Engineering and Development
    Francis J. Kane               37     Vice President Investor Relations and Treasurer
    John Taraba                   47     Vice President and Controller

    Mr. Ward was elected Chairman of the Board, President and Chief Executive Officer on May 14, 1992, and served as Chairman for the period November 15, 1993 through November 15, 1995. Mr. Clevenger was elected to his current position on January 27, 1993, and Mr. Malys was elected Senior Vice President effective October 31, 1988, and Chief Financial Officer effective August 1, 1989. Mr. Spindler was elected to his current office on January 3, 1995, and Mr. Watkins assumed his current office on February 1, 1994. Mr. Wolf was elected to his current office on November 13, 1993. Mr. Hickson was appointed to his current office on November 20, 1994. Mr. Kane assumed his current office on January 11, 1994. Mr. Taraba was elected to his current office on October 31, 1988.

    Messrs. Malys, Wolf, and Taraba have been engaged full-time in the business of Cyprus Amax and its subsidiaries for more than the past five years. Prior to joining Cyprus in May 1992, Mr. Ward had been President and Chief Operating Officer of Freeport-McMoRan Inc. and Chairman and Chief Executive Officer of Freeport-McMoRan Copper & Gold Inc. since 1984. Mr. Clevenger held various management positions at Phelps Dodge Corporation since 1979. Mr. Malys was Vice President and Corporate Controller from 1985 to 1988, and Senior Vice President Financial and Information Services from 1988 to 1989, when he assumed his current position. Prior to joining Cyprus Amax Coal, Mr. Spindler had been associated with Pittston Coal Company, serving as President and Chief Executive Officer since 1990. Prior to joining Cyprus Amax in 1994, Mr. Watkins occupied various management positions at Minnova Inc. from 1977 until 1991 when he was elected President and Director.

Mr. Watkins served as Vice President and Director at Metall Mining Corporation from 1991 until 1993. Mr. Wolf previously served as chief legal officer from 1984 through 1987. Mr. Wolf had operating responsibility for Cyprus' talc, lithium, gold and iron ore operations during the period from 1987 until 1993 when he assumed his current position. Mr. Hickson joined Cyprus Amax in 1993 as Senior Vice President of Cyprus Climax Metals Company. Before joining Cyprus Amax, Mr. Hickson was President of Freeport-McMoRan's Research and Engineering Company. Prior to joining Cyprus Amax in 1994, Mr. Kane served as Associate Director, Relationship Officer for Bear, Stearns & Co. Inc. since 1990. From 1989 to 1990, Mr. Kane served as Manager of Capital Markets and Exposure Management for United Technologies Corporation. Mr. Taraba held various positions in Cyprus' financial departments from 1982 until 1988, when he assumed his current position.

    Each executive officer holds office subject to removal at any time by the Board of Directors of Cyprus Amax.

                                 PART II

Item 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS.

      Information required by this item is included in "Stock Market Information" on page 76 of this report.

THE INFORMATION REQUIRED BY ITEMS 6 THROUGH 8 IS INCLUDED ON THE PAGES OF THIS REPORT SET FORTH BELOW.
                                                               APPLICABLE PAGES
                          FORM 10-K ITEM NUMBER                 OF THIS REPORT
                          ---------------------                ----------------
ITEM 6. SELECTED FINANCIAL DATA........................................28-29

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
        OPERATIONS AND FINANCIAL CONDITION.............................30-41

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA....................42-75
        a.  Quarterly Results..........................................73
        b.  Mineral Reserves and Selected Operating Statistics.........74-75

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
        Not applicable.

CYPRUS AMAX MINERALS COMPANY AND SUBSIDIARIES
SELECTED FINANCIAL DATA

(In millions except as noted and per share
 data)
                                                1995     1994     1993     1992     1991     1990     1989     1988    1987    1986
                                              ------   ------   ------   ------   ------   ------   ------   ------   -----   -----
CONSOLIDATED STATEMENT OF OPERATIONS DATA
 REVENUE                                      $3,207   $2,788   $1,763   $1,641   $1,657   $1,866   $1,790   $1,327   $ 795   $ 811
                                              ------   ------   ------   ------   ------   ------   ------   ------   -----   -----
COSTS AND EXPENSES
      Cost of Sales                            2,108    2,071    1,333    1,286    1,323    1,423    1,241      921     628     639
      Selling and Administrative Expenses        143      111       70       77       97       81      103       92      61      67
      Depreciation, Depletion, and
       Amortization                              296      253      145      128      119      118       94       64      54      56
      Write-Downs                                445       10        -      410       35       82        4        9       -       -
      Merger and Reorganization Expenses           -       13       33       29        -        -        -        -       -       -
      Exploration Expense                         33       23       25       19       21       14       15       12       9       8
                                              ------   ------   ------   ------   ------   ------   ------   ------   -----   -----
         Total Costs and Expenses              3,025    2,481    1,606    1,949    1,595    1,718    1,457    1,098     752     770
                                              ------   ------   ------   ------   ------   ------   ------   ------   -----   -----
INCOME (LOSS) FROM OPERATIONS                    182      307      157     (308)      62      148      333      229      43      41
OTHER INCOME (EXPENSE)
      Interest Income                             24       17        7        3        5        8       13        6       2       4
      Interest Expense                          (137)    (107)     (42)     (19)     (22)     (19)     (12)     (15)    (11)    (16)
      Capitalized Interest                        43       16        1        3        5        -        -        -       -       -
      Earnings (Loss) on Equity Investments
       and Other                                   8      (12)       7       (8)       4      (13)      (7)      (2)     (1)      -
                                              ------   ------   ------   ------   ------   ------   ------   ------   -----   -----
INCOME (LOSS) FROM CONTINUING OPERATIONS
   BEFORE INCOME TAXES AND MINORITY INTEREST     120      221      130     (329)      54      124      327      218      33      29
      Income Tax (Provision) Benefit              (3)     (55)     (31)      83      (11)     (13)     (92)     (49)     (7)     (8)
      Minority Interest                            7        -        1        -        -        -        -        1       -       -
                                              ------   ------   ------   ------   ------   ------   ------   ------   -----   -----
INCOME (LOSS) FROM CONTINUING OPERATIONS         124      166      100     (246)      43      111      235      170      26      21
   Income From Operations of Discontinued
    Oil and Gas Division, Net of
    Applicable Taxes of $2                         -        9        -        -        -        -        -        -       -       -
                                              ------   ------   ------   ------   ------   ------   ------   ------   -----   -----
INCOME (LOSS) BEFORE CUMULATIVE EFFECT
   OF ACCOUNTING CHANGES/(1)/                    124      175      100     (246)      43      111      235      170      26      21
      Cumulative Effect of Accounting
       Changes/(2)/                                -        -        -      (88)       -        -      (70)       -       -       -
                                              ------   ------   ------   ------   ------   ------   ------   ------   -----   -----
NET INCOME (LOSS)                                124      175      100     (334)      43      111      165      170      26      21
      Preferred Stock Dividends                  (19)     (18)      (2)     (11)     (15)     (15)     (15)      (6)      -       -
                                              ------   ------   ------   ------   ------   ------   ------   ------   -----   -----
INCOME (LOSS) APPLICABLE TO COMMON SHARES     $  105   $  157   $   98   $ (345)  $   28   $   96   $  150   $  164   $  26   $  21
                                              ======   ======   ======   ======   ======   ======   ======   ======   =====   =====

 * In 1995, the Company consolidated Amax Gold Inc. based on an increased ownership position. The 1995 results included an after-tax charge of $338 million to recognize the write-downs of certain coal assets and provisions for associated liabilities.

 * On November 15, 1993, Amax was merged into Cyprus, and therefore the 1994 results included a full year of Amax operations for revenue of $888 million whereas the 1993 results included Amax for the 47-day period following the merger. The 1994 results also included after-tax gains of $13 million for various special items. The merger contributed revenue of $140 million for 1993, and the impact on earnings was immaterial, excluding indirect merger expenses.

 * The 1993 results also included $104 million revenue and $75 million after-tax gain from the sale of Cyprus' LTV bankruptcy claims and $25 million after tax for indirect merger expenses. Cyprus sold its interest in the Selwyn and Golden Cross gold mines in the second quarter 1993 which had contributed approximately $30 million and $25 million to revenue annually, respectively.

 * In mid-1992, Cyprus sold its talc operations, which had contributed approximately $80 million to annual revenue since 1988. Talc earnings were immaterial except for after-tax write-downs of approximately $24 million in 1991 reflecting the pending sale. A copper scrap processing facility that was sold in late 1992 had approximately $65 million in annual revenue and immaterial earnings since its acquisition in 1989.

 * In 1989, Cyprus made several acquisitions, including certain talc operations and Cyprus Northshore iron ore operations, which have been subsequently sold. In 1988, Cyprus acquired the Cyprus Miami copper operations and the lithium operations. In 1986, Cyprus acquired its Sierrita copper/molybdenum mine.

CYPRUS AMAX MINERALS COMPANY AND SUBSIDIARIES
SELECTED FINANCIAL DATA (CONTINUED)
(In millions except as noted and per share data)


                                      1995    1994     1993     1992        1991     1990      1989     1988    1987      1986
                                     ------  ------   -------  ------     -------   -------   -------   ------  ------    ------
PER SHARE DATA
Primary Earnings (Loss) Per
 Common Share
 Income (Loss) From Continuing
  Operations/(1)/                    $ 1.13  $  1.59  $  1.85  $(6.31)    $  0.72   $  2.38   $  5.67   $  4.21 $   0.68  $  0.54
 Income From Operations of
  Discontinued Oil and Gas Division       -      .10        -       -           -         -         -         -        -        -
 Cumulative Effect of Accounting
  Changes/(2)/                            -        -        -   (2.15)          -         -     (1.80)        -        -        -
                                     ------  -------  -------  -------    -------   -------   -------   ------- -------- --------
  NET INCOME (LOSS)                  $ 1.13  $  1.69  $  1.85  $(8.46)    $  0.72   $  2.38   $  3.87   $  4.21 $   0.68 $   0.54
                                     ======  =======  =======  =======    =======   =======   =======   ======= ======== ========
Cash Dividends Per Common Share      $ 0.80  $  0.90  $  0.80  $  0.85    $  0.80   $  0.80   $  0.73   $  0.20 $      - $      -
                                     ======  =======  =======  =======    =======    ======   =======   ======= ======== ========
CONSOLIDATED BALANCE SHEET DATA
  Cash and Cash Equivalents          $  191  $   139  $    96  $   116    $    98   $    39   $    44   $   163 $      8 $     60
  Working Capital                    $  292  $   423  $    41  $   336    $   299   $   336   $   251   $   343 $    243 $    235
  Total Assets                       $6,196  $ 5,407  $ 5,618  $ 1,709    $ 1,984   $ 1,919   $ 1,841   $ 1,651 $  1,148 $  1,106
  Long-Term Debt                     $1,734  $ 1,191  $ 1,278  $   232    $   239   $   246   $   108   $   120 $    115 $    115
  Capital Lease Obligations          $  143  $   200  $    69  $     -    $    -    $     -   $     -   $     - $      - $      -
  Shareholders' Equity               $2,365  $ 2,329  $ 2,217  $   923    $ 1,290   $ 1,284   $ 1,294   $ 1,204 $    850 $    817
                                     ======  =======  =======  =======    =======   =======   =======  ======== ======== ========
OTHER FINANCIAL DATA
  Book Value Per Common Share        $23.62  $ 23.39  $ 22.49  $ 21.22    $ 30.23   $ 30.33   $ 28.69   $ 25.62  $ 21.95 $  21.34
  Long-Term Debt/Total
   Capitalization                      44.2%    37.4%    37.8%    20.1%      15.6%     16.1%      7.7%      9.1%    12.0%    12.3%
  Current Ratio                       1.4:1    1.7:1    1.0:1    2.2:1      2.0:1     2.5:1     2.0:1     2.6:1    3.5:1    3.4:1
  Cash Provided by Operations       $   675  $   110  $    74  $   143    $   285   $   199   $   304   $   271  $    62 $     85
                                    =======  =======  =======  =======    =======   =======   =======   =======  ======= ========
STOCK PRICE - COMMON STOCK/(3)/
  High                              $32 1/8  $33 1/8  $36 3/8  $32        $25 3/8   $28 1/2   $33       $24      $20     $ 16 1/2
  Low                               $24 1/4  $23 7/8  $21 1/4  $18 1/2    $17 1/2   $13 7/8   $21 3/8   $13 1/8  $ 9 3/8 $  9 1/2
                                    =======  =======  =======  =======    =======   =======   =======   =======  ======= ========

 /(1)/ Financial information reflects an after-tax charge of $338 million for the write-down of certain coal assets and provision for associated liabilities in 1995; an after-tax gain of $13 million for various special items for 1994; an after-tax charge for 1993 indirect merger costs of $25 million; an after-tax gain of $75 million in 1993 for the sale of LTV bankruptcy claims; and write-downs and other provisions of $315 million in 1992, $32 million in 1991, and $63 million in 1990. In addition, 1992 includes an after-tax charge of $23 million for reorganization expense.

 /(2)/ In 1992, Cyprus adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," and SFAS No. 112, "Employers' Accounting for Postemployment Benefits." Cumulative effect adjustments are presented net of tax. Also in 1992, the Company adopted SFAS No. 109, "Accounting for Income Taxes." In 1990, Cyprus adopted SFAS No. 96, "Accounting for Income Taxes," retroactive to January 1, 1989. In adopting SFAS No. 96, Cyprus recorded a cumulative $70 million charge for periods prior to January 1, 1989.

 /(3)/ Stock prices prior to June 1989 have been restated to reflect the stock split.

                          MANAGEMENT'S DISCUSSION AND
                             ANALYSIS OF RESULTS OF
                       OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS FOR THE THREE YEARS ENDED DECEMBER 31, 1995

Cyprus Amax earned $124 million in 1995, or $1.13 per share, compared to 1994 earnings of $175 million, or $1.69 per share, and 1993 earnings of $100 million, or $1.85 per share. The 1995 results included an after-tax charge of $338 million to recognize the write-downs of certain coal assets and provisions for associated liabilities recorded in the third quarter. The 1994 results included a net $13 million after-tax gain for several special items. The 1993 results included $25 million of after-tax indirect expenses resulting from the merger with Amax and $75 million of after-tax income from the sale of Cyprus' LTV bankruptcy claims. On November 15, 1993, Amax merged with and into Cyprus, with Cyprus being the surviving corporation, and was renamed Cyprus Amax Minerals Company (Note 3).

Excluding the write-downs and special items, the 1995 earnings were $462 million, or $4.77 per share, compared to 1994 earnings of $162 million, or $1.55 per share, and 1993 earnings of $50 million, or $.90 per share.

SELECTED RESULTS (In millions except per share data)
                                                         1995     1994    1993
                                                        -------  ------  ------
Revenue                                                 $3,207   $2,788  $1,763
Net Income                                              $  124   $  175  $  100
Earnings per Share                                      $ 1.13   $ 1.69  $ 1.85

NOTE:  SUPPLEMENTAL DATA (In millions)
                                                          1995     1994    1993
                                                        ------   ------  ------
Special Items, Net of Tax                               $ (338)  $   13  $   50
Net Income Excluding Special Items                      $  462   $  162  $   50

The earnings improvement in 1995, excluding write-downs, resulted from 24 cents per pound higher copper realizations, improved primary molybdenum earnings of $122 million, 78 million pounds higher sales of produced copper, and 7 cents per pound lower copper cost of sales. Improved earnings in 1994 compared to 1993 resulted from higher copper realizations of 15 cents per pound, improved primary molybdenum earnings, lower copper cost of sales of 3 cents per pound, and the inclusion of Amax operations for a full year.

The 1995 revenue of $3,207 million was 15 percent higher than 1994 revenue of $2,788 million because of 24 cents per pound higher copper realizations and $3.76 per pound higher molybdenum realizations. Revenue in 1994 of $2,788 million was 58 percent higher than the 1993 revenue of $1,763 million because of the inclusion of revenue from the former Amax operations of $888 million for a full year, higher copper realizations of 15 cents per pound, higher copper sales of 79 million pounds, and higher molybdenum realizations of 95 cents per pound, partially offset by the absence of the $104 million sale of the LTV bankruptcy claims.

The supplemental data presented herein is provided to explain further the Company's current operating results. Special Items on a consolidated basis are presented net of tax benefit or provision and are not necessarily infrequent or unusual in the mining industry.

SEGMENT RESULTS

Segment operating income is earnings before corporate overhead, interest, equity and other, income taxes, and minority interest. This discussion should be read in conjunction with the Consolidated Financial Statements on pages 44 to 47, the information on write-downs and reorganization costs in Note 5 and industry segments in Note 18 to the Consolidated Financial Statements, and the supplemental information on mineral reserves and selected operating statistics.

SUMMARY RESULTS (In millions)
                                                     1995   1994   1993
                                                    ------  -----  -----
Segment Operating Income (Loss)
  Copper/Molybdenum                                 $ 584   $ 206  $  55
  Coal                                               (308)    106    142
  Other                                               (37)     40     20
                                                    ------  -----  -----
Total Segment Operating Income                      $ 239   $ 352  $ 217
                                                    ======  =====  =====


NOTE:  SUPPLEMENTAL DATA (In millions)
                                                     1995    1994   1993
                                                    -----   -----  -----
Segment Earnings (Loss) Excluding Special Items:
  Copper/Molybdenum                                 $ 584   $ 219  $  55
  Coal                                                137     116     41
  Other                                               (37)      1     20
                                                    ------  -----  -----
Total Segment Earnings                              $ 684   $ 336  $ 116
                                                    ======  =====  =====

Copper/Molybdenum earned a record $584 million, $378 million higher than 1994 earnings of $206 million. Earnings improved due to higher copper realizations, improved primary molybdenum earnings, higher sales of produced copper, and lower copper cost of sales. Coal reported a segment operating loss of $308 million in 1995 compared to 1994 earnings of $106 million. The 1995 loss included a $445 million pretax charge for write-downs of certain coal assets and provisions for associated liabilities. The increase in current year operating earnings, excluding the 1995 write-downs and 1994 special items, was due to two million tons higher sales in 1995, primarily in Pennsylvania and West Virginia, a gain of $6 million from asset sales, and a slightly improved profit margin. The Other segment (Lithium, Amax Gold (AGI), Iron Ore, Businesses Sold/Non-Operating, and Exploration) reported a loss of $37 million compared to operating income of $40 million in 1994. Lithium earned a record $28 million in 1995, $5 million higher than 1994. Amax Gold's operating loss for 1995 was $14 million. Effective January 1, 1995, Cyprus Amax began consolidating Amax Gold due to its increased ownership position. In 1994 and 1993, Amax Gold was accounted for on the equity method. The Northshore iron ore mine, which was sold in September 1994, had 1994 earnings of $34 million including a $28 million pretax gain on the sale of the business. Exploration expense of $33 million was $21 million higher than the 1994 expense. The increase was due to the absence of an $11 million pretax gain on the sale of Cyprus Amax's interest in an Australian exploration project in 1994, the consolidation of Amax Gold, and the Company's increased efforts in searching for new opportunities in gold and copper.

COPPER/MOLYBDENUM

SELECTED COPPER/MOLYBDENUM DATA (In millions)
                                                   1995    1994   1993
                                                 ------  ------  -----
Revenue                                          $1,720  $1,327  $ 831

Segment Operating Income                         $  584  $  206  $  55

Total Copper Production, Lbs.                       687     648    632
Total Copper Sales, Lbs.                            828     831    752
Produced Copper Sales, Lbs.                         723     645    647

Total Molybdenum Production, Lbs.                    75      57     28
Total Molybdenum Sales, Lbs.                         68      90     36
Produced Molybdenum Sales, Lbs.                      68      77     36

Average Copper Sales Realization, $/Lb.          $ 1.33  $ 1.09  $ .94
Copper Cost of Sales, $/Lb.                      $  .71  $  .78  $ .81
Copper Net Cash Costs, $/Lb.                     $  .57  $  .69  $ .72
Copper Full Mine Costs, $/Lb.                    $  .66  $  .77  $ .77

Average Molybdenum Realization, $/Lb.            $ 7.53  $ 3.77  $2.82

The Copper/Molybdenum segment reported record operating income of $584 million in 1995, $378 million higher than 1994 earnings of $206 million. The increase was attributed to 24 cents per pound higher copper realizations, an increase in primary molybdenum earnings of $122 million, 78 million pounds higher sales of produced copper, 7 cents per pound lower copper cost of sales, and the absence of a 1994 pretax charge of $13 million for workforce reduction programs at Miami and Bagdad.


NOTE:  SUPPLEMENTAL DATA (In millions)
                                            1995    1994   1993
                                            -----  ------  -----
Special Items                               $   -  $ (13)  $   -
Segment Earnings Excluding Special Items    $ 584  $ 219   $  55

Copper realizations in 1995 averaged $1.33 per pound for the year compared to $1.09 in 1994. Cyprus Amax has in place copper put options for 1996 and both put and synthetic put options for 1997 which will ensure a minimum average realization on an LME basis of 89 cents per pound on 700 million pounds for 1996, and 96 cents per pound on 525 million pounds for the first nine months of 1997. Additionally, in 1994 Cyprus Amax sold forward 1996 production of 56 million pounds with prices averaging $1.10 per pound.

For the year, net cash costs decreased to 57 cents compared to 69 cents per pound in 1994. The reduction primarily reflects higher molybdenum by-product credits of 31 cents per pound compared to 14 cents in 1994, higher solvent extraction solution feed grades, and lower conversion costs. Partially offsetting was an increase in material mined in preparation for a 15 percent production increase at Miami and for a 45 percent production increase at Cerro Verde in 1996. In addition, costs increased due to a higher stripping ratio at Sierrita, slightly lower ore grade at Bagdad and Sierrita, and certain increased costs influenced by higher copper prices. Excluding the Tohono evaluation project, which increased average costs company-wide by 4 cents per pound, full year 1995 cash costs would have been 53 cents per pound.

Cost of sales declined 7 cents per pound to 71 cents in 1995 primarily due to higher molybdenum by-product credits generated throughout 1995 and lower conversion costs, partially offset by higher leaching and sulfide costs. Also, for the year 1995, the Arizona copper mines increased mining and milling productivity (tons per manshift) by 14 percent.

Production at Cerro Verde doubled and at Miami increased by ten percent, pushing total copper production to 687 million pounds for the year compared to 648 million pounds in 1994. Cyprus Amax expects copper production to increase to approximately 750 million pounds in 1996 and to one billion pounds in 1997, with El Abra's initial production beginning in late 1996.

Demand for copper continued to grow for the tenth consecutive year in 1995. While not at the unusually high rate in 1994, 1995 consumption growth of about two percent was consistent with longer term growth rates. During the first half of 1995, combined LME and COMEX inventories dropped 45 percent to their lowest level in five years. Exchange inventories rose marginally in the third quarter, and during the fourth quarter of 1995, combined LME and COMEX inventories rose by 41 percent. The year-end 1995 levels are comparable to year-end 1994 levels, although it is believed that consumer and producer inventories decreased during 1995.

This rate of exchange inventory increase is not expected to continue during the first half of 1996 given seasonally strong demand experienced during this period. Demand is forecast to increase in 1996 by slightly over two percent, led by growth in North America and Southeast Asia. Supply is likely to rise by about five percent, with strong growth in Chile partially offset by lower exports from the former East Bloc.

Total copper sales in 1995 of 828 million pounds were comparable to 1994 sales of 831 million pounds. Produced copper sales of 723 million pounds for 1995 were 78 million pounds higher than 1994 produced sales of 645 million pounds due to a 39 million pound increase in production and sales of 39 million pounds from inventory.

At Tohono, a test leach program, which should be completed during 1996, is underway to evaluate the feasibility of an open pit and SX-EW copper operation.

In March 1994, Cyprus Amax acquired approximately 91.5 percent of the shares of Sociedad Minera Cerro Verde, S.A. (Cerro Verde), a producing copper mine in southern Peru, at a cost of approximately $31 million. In early 1996, a Peruvian mining concern exercised its option to acquire ten percent of Cyprus Amax's interest in Cerro Verde. The expansion and modernization program continued in 1995 as production from the SX-EW process climbed to 64 million pounds. Around mid-1996, Cerro Verde is expected to be producing at the design rate of 105 million pounds annually. An important new discovery of an oxide resource nearby called Cerro Negro shows considerable promise for development. Drilling to date indicates 80 million tons that can possibly be exploited by SX-EW technology, with potential production as early as late 1996. The feasibility study for development of a sulfide mill at Cerro Verde will continue through 1996. Studies to date indicate development of a mill operation is viable following the current leach project, although Cyprus Climax is exploring options to justify accelerated development of the sulfide deposit.

In June 1994, Cyprus Amax acquired a 51 percent interest in El Abra, a significant copper deposit in Chile, at a cost of $330 million. The total commitment to develop this world-class leachable oxide copper operation is about $1 billion. This will include approximately $300 million of subordinated shareholder loans from Cyprus Amax and approximately $750 million of project financing, which is guaranteed by Cyprus Amax until project completion. Construction commenced in February 1995 with mechanical completion expected in the third quarter of 1996, initial production projected in the fourth quarter of 1996, and full production late in the first quarter of 1997. El Abra is expected to produce annually about 250 million pounds of copper (Cyprus Amax's share). Cyprus Amax expects initial cash costs through the year 2000 to be about 35 cents per pound, with low 40 cent cash costs on average through the first ten years of production.

Primary molybdenum operations earned $153 million in 1995 compared to $31 million in 1994. Production increased to 75 million pounds from 57 million pounds, and sales decreased to 68 million pounds from 90 million pounds in 1994 which included 13 million pounds of purchased material. Cyprus Amax molybdenum realizations in 1995 averaged $7.53 per pound compared to $3.77 per pound in 1994. Reflecting a tight supply/demand balance and low producer inventories, world spot molybdenum oxide prices increased in late 1994 and peaked in early 1995. During the second half of the year, the supply/demand picture was more balanced, with world spot molybdenum oxide prices averaging about $4.65 per pound and Cyprus Climax molybdenum realizations averaging $6.34 per pound.

Continuing the 1994 trend, molybdenum demand in the Western World rose to record levels in 1995, supported by overall world economic strength with the highest growth rates occurring in stainless steel and chemicals. While Japan has continued its slow recovery, molybdenum consumption there has continued to grow, sustained by their exports throughout Asia. Molybdenum consumption by all end-use applications rose again in 1995. Production of molybdenum products increased worldwide in late 1994 and early 1995 in response to this stronger consumer demand and higher prices. Chemical products continue to show demand strength in almost every application, and overall 1996 molybdenum demand is expected to approach 1995 levels.

Changes in worldwide supply and demand and the related market perceptions can have a major impact on copper and molybdenum prices. Therefore, Copper/Molybdenum segment earnings can be expected to fluctuate. Each $.10 per pound change in the segment's average annual copper realization or production cost would have resulted in a change in pretax income of approximately $70 million at the 1995 production and sales levels. Put options in place for 1996 would partially offset the exposure to significant price decreases. For molybdenum, each $1.00 per pound change in average annual molybdenum realization or production cost would have resulted in a change in pretax income of approximately $70 million at 1995 production and sales levels.


COAL

SELECTED COAL DATA (In millions)

                                                   1995     1994    1993
                                                  ------   ------  ------
Revenue                                           $1,298   $1,248  $  697
Segment Operating Income (Loss)                   $ (308)  $  106  $  142

Coal Production, Tons
  - Consolidated Coal Mines                         75.2     75.1    26.9
  - Oakbridge (42% Share)                            5.5      4.1     2.3

Coal Sales, Tons
  - Eastern Mines                                   29.4     28.0    13.1
  - Powder River Basin                              35.7     35.5     4.6
  - Western Mines                                   12.5     12.1    10.0
                                                  ------   ------  ------
      Total Sales                                   77.6     75.6    27.7
  - Oakbridge (42% Share)                            6.1      5.1     2.9

Average Realization, $/Ton                        $16.25   $16.12  $20.80
Average Cost of Sales, $/Ton                      $14.73   $14.69  $19.51
Average Cash Costs, $/Ton                         $12.19   $12.21  $17.09
Average Unit Costs, $/Ton                         $14.34   $14.40  $18.92

Coal reported a segment operating loss of $308 million for the year compared to operating income of $106 million in 1994. The 1995 results included a $445 million pretax charge for write-downs of certain coal assets and provisions for associated liabilities for the Wabash and Kentucky operations. The 1994 results included a $10 million pretax write-down of the Orchard Valley mine. The 1993 results included a pretax gain of $104 million on the sale of Cyprus' LTV bankruptcy claims.

NOTE:  SUPPLEMENTAL DATA (In millions)
                                             1995    1994   1993
                                            ------  ------  -----
Special Items                               $(445)  $ (10)  $ 101
Segment Earnings Excluding Special Items    $ 137   $ 116   $  41

Excluding the Special Items, Coal earnings reached a record $137 million in 1995, $116 million in 1994, and $41 million in 1993. Higher operating earnings in 1995 are attributable to an additional two million tons of sales, primarily in Pennsylvania and West Virginia, a gain of $6 million from asset sales, and a slightly improved profit margin. Operating earnings in 1994, compared to 1993, were higher due primarily to the addition of Amax operations and significant improvement in Cyprus Amax's Eastern operations.

In the third quarter of 1995, a $445 million pretax charge was recorded to write down certain coal assets and to provide for associated liabilities. On August 9, 1995, Amax Coal signed a new definitive coal contract with PSI Energy, Inc. that settled arbitration matters and disputes related to the prior contract. Amax Coal and PSI Energy had been in arbitration for several years over various matters related to the prior contract. Terms of the new agreement call for a reduction in price with a move toward market price by the year 2000. The new contract provides an eight-year extension of the term and grants Amax Coal operating flexibility which resulted in a new mine plan and will assist in cost reduction efforts. Although reserves increased 20 million tons due to the revised mine plan, a pretax write-down of the carrying value of the Wabash mine's assets of $310 million was recorded in the third quarter.

Additionally, the coal market outlook for Mountain Coals operations in eastern Kentucky reflects weak demand and lower prices, ongoing transportation and coal quality disadvantages compared to other regions of Central Appalachia, and the expiration of long-term contracts in 1995 and 1998. Over the last few years, regional spot prices have declined significantly, which prompted adoption of a revised mine plan to reduce costs. Under the revised mine plan, certain operations eventually will be closed and changes in mining methods will be made at other operations. Coal reserves were reduced by approximately 114 million tons and, considering the expected continuation of current weak market conditions, the Company wrote down its assets in Kentucky in the third quarter. Coupled with certain accruals required as a result of the revised mine plan and certain operational changes at other coal operations, a pretax charge of $135 million was recorded. The Wabash and Kentucky write-downs were calculated in accordance with SFAS No. 121.

Coal production of 81 million tons and sales of 84 million tons in 1995 were 2 million tons and 3 million tons higher, respectively, than in 1994. During the year, Cyprus Amax coal mines established 17 monthly production records. In achieving a new monthly record in December, the Twentymile mine in Colorado reclaimed the world record for monthly production from a single longwall underground mine. Eleven of twenty-one domestic coal operations set annual production records in 1995. The Company expects that 1996 production will increase to about 85 million tons, including Cyprus Amax's 42 percent share of Oakbridge Limited in Australia.

The 1995 average realization was $16.25 per ton, and the average cost of sales was $14.73 per ton. This resulted in a profit margin of $1.52 per ton for the year and cash margins of $4.06 per ton. This compares to an average realization of $16.12, an average cost of sales of $14.69, yielding a profit margin of $1.43 and cash margins of $3.91 per ton for the full year 1994.

Demand during the fourth quarter of 1995 remained favorable and has continued strong in early 1996 due to the cold weather in the Midwest and East. Utility inventories are at normal levels in early 1996, while growth in demand for compliance Western coals has leveled off. During the fourth quarter there were no significant transportation problems, and in the future Cyprus Amax expects western railroad rates to be very competitive, which would be expected to enhance the market penetration of the Powder River Basin and Colorado low sulfur coals further South and East. The weather in the East during January 1996 produced record snowfalls, and a subsequent rapid thaw caused localized flooding and high water on many of the region's coal transporting rivers. January production and shipments from the eastern operating regions, especially surface mines in West Virginia, Kentucky, and Illinois were negatively affected by this unusual weather.

Over 90 percent of Cyprus Amax coal is marketed to electric utilities with the vast majority of customers in the United States. During 1995, Cyprus Amax committed to 11 contracts, ranging from 2 to 10 years, for cumulative tons of more than 13 million, with annual tonnage of 6 million in 1996. In excess of 85 percent of 1996 domestic production is committed for sale, with approximately 84 percent to be shipped under contracts with an initial term of at least one year.

Cyprus Amax's coal reserves totalled 2.6 billion tons (including Cyprus Amax's share of Oakbridge) at December 31, 1995. Domestic reserves of 1.6 billion tons are developed and assigned to operating mines and are comprised of approximately 74 percent compliance coal, 11 percent low sulfur coal, and the remainder high sulfur coal. The compliance and low sulfur reserves satisfy the less than 2.5 pound sulfur dioxide Phase I (low sulfur) standard of the Clean Air Act, and the developed compliance reserves satisfy the less than 1.2 pound sulfur dioxide Phase II (compliance) standard, which will become effective in 2000. With this large reserve base of compliance and low sulfur coal, in addition to diverse geographical locations, Cyprus Amax believes that it has the resources and market access to be a long-term competitive coal company.

Additionally, through its interest in Oakbridge in Australia, Cyprus Amax has a significant presence in the rapidly growing market for utility steam coal in the Pacific Rim countries of Japan, Taiwan, and Korea. During 1995, Oakbridge's production increased by two million tons due to the successful startup of the South Bulga underground mine, which established itself as the most productive longwall operation in Australia. Additionally, Oakbridge projects expansion of its existing mines from present production of 13 million tons to over 16 million tons by 1997. Also, in February 1996, Cyprus Amax acquired a 50 percent interest in the Springvale underground coal mine in New South Wales, Australia for $70 million. Cyprus Amax's share of production is projected to be 1 to 1.5 million tons per year which will be sold to both domestic Australia electric generating markets and the Pacific Rim coal markets.

During the fourth quarter of 1995, the Company approved the construction of the Willow Creek mine located near Price, Utah. Site preparation has commenced and facilities construction will proceed over the next eighteen months. The mine is designed to produce five million tons per year, and the longwall is projected to start up in the second quarter of 1998.

OTHER

SELECTED RESULTS (In millions)
                                      1995    1994    1993
                                     -----   -----   -----
Lithium                              $  28   $  23   $  22
Amax Gold                              (14)      -       -
Iron Ore                                 -      34      13
Businesses Sold/Non-Operating          (18)     (5)     10
Exploration                            (33)    (12)    (25)
                                     -----   -----   -----
  Segment Operating Income (Loss)    $ (37)  $  40   $  20
                                     =====   =====   =====

NOTE:  SUPPLEMENTAL DATA  (In millions)

Special Items                        $   -   $  39   $   -


Other, which includes Lithium, Amax Gold, Iron Ore, Businesses Sold/Non-Operating, and Exploration had a combined loss for 1995 of $37 million compared to earnings of $40 million in 1994. Lithium earned a record $28 million in 1995, $5 million higher than in 1994, resulting from strong lithium carbonate and downstream product sales, cost containment measures, and the results of major reengineering efforts begun during 1994. Once completed these efforts will result in the consolidation of U.S. operating locations. The Company believes the global markets for lithium will remain strong in 1996.

Amax Gold's operating loss was $14 million for the year. During the year, Cyprus Amax increased its ownership in Amax Gold from 42 percent to 51 percent by exercising its option to convert an $80 million loan into Amax Gold Common Stock. Additionally, in the fourth quarter of 1995, Cyprus Amax announced its intent to sell its interest in the Russian Kubaka gold mine project to Amax Gold for approximately 16 million shares of Amax Gold Common Stock. Closing is expected in the second quarter of 1996. This sale will increase Cyprus Amax's ownership in AGI to approximately 58 percent. For 1995, Amax Gold produced 238 thousand ounces of gold compared to 1994 production of 241 thousand ounces of which Cyprus Amax's share was 108 thousand ounces and 96 thousand ounces, respectively. Amax Gold's average realized price was $406 per ounce in 1995 and $401 in 1994. AGI's average cash operating costs were reduced to $326 per ounce in 1995 from $340 per ounce in 1994.

Construction of Refugio in Chile was completed in late 1995, with commercial production beginning in the first quarter of 1996. Annual gold production is expected to total over 100 thousand ounces for Amax Gold's account.
Construction began at the Fort Knox project in Alaska in March 1995 and commercial production is expected in late 1996. The annual gold production is estimated at more than 350 thousand ounces for the first five years of production and more than 300 thousand ounces annually for the life of the mine. Development of the Kubaka mine in Russia is well underway, with commercial production expected to begin in early 1997. Amax Gold's initial annual share of production is expected to be nearly 200 thousand ounces and average more than 150 thousand ounces annually over the first five years of its seven-year mine life.

Cyprus Amax sold its Northshore iron ore mine and power plant in 1994. Iron Ore earnings in 1994 were $34 million including the $28 million pretax gain on the sale of the business in September 1994. Iron Ore earnings in 1993 were $13 million.

Businesses Sold/Non-Operating loss increased to $18 million in 1995 due to increased environmental expense and other adjustments related to the 1994 sale of oil and gas assets, as well as employee retirement costs for certain nonoperating entities. Businesses Sold/Non-Operating loss in 1994 of $5 million was unfavorable compared to 1993 due to the sale of South Pacific gold operations in the first half of 1993.

Exploration expense of $33 million was $21 million higher than the 1994 expense of $12 million due to the absence of an $11 million pretax gain on the sale of the Company's interest in an Australian exploration project recorded in 1994, the consolidation of Amax Gold in 1995, and increased efforts in searching for new opportunities in gold and copper. Exploration expenditures primarily related to projects in Canada, Australia, Peru, the United States, Panama, Indonesia, Africa/Eurasia, Mexico, and Chile.

CORPORATE AND OTHER

Corporate expenses for 1995 were $57 million or $12 million higher than the same period in 1994. The increase for the year primarily is due to an increased provision for incentive compensation, higher outside costs for process improvement projects, severance costs, and cost inflation.

Corporate expenses for 1994 totalled $45 million compared to $60 million in 1993. Excluding the merger and reorganization costs of $30 million, 1993 corporate expenses totalled $30 million. Expenses increased in 1994 due to the incremental cost of the combined Cyprus Amax entity, an increase in stock appreciation rights and incentive compensation, and cost inflation.

For 1995, net interest expense of $70 million decreased $4 million from 1994. Interest expense increased $30 million to $137 million due to securing financing for El Abra, Fort Knox, and Cerro Verde, higher interest expense associated with the 1994 mining equipment sale-leaseback, and the placement of 7 3/8 percent Notes. Capitalized interest increased $27 million to $43 million due to the ongoing construction at El Abra, Fort Knox, and Kubaka. Additionally, interest income increased by $7 million to $24 million in 1995. Net interest expense of $74 million for 1994 increased $40 million compared with 1993 reflecting the Amax debt assumed in the merger. In addition, capitalized interest increased $15 million versus 1993 due to El Abra mine development and the construction of the Miami refinery.

Equity earnings of $8 million improved $20 million from 1994 primarily due to the consolidation of Amax Gold's 1995 loss and an $8 million improvement in Oakbridge's earnings to $7 million. Oakbridge's earnings improvement reflects 12 percent per ton higher realizations, 2 million tons higher sales, and generally improved productivity. The loss on equity investments was $12 million in 1994 compared to equity earnings of $8 million in 1993. Cyprus Amax's equity share in Oakbridge's and Amax Gold's 1994 losses were $1 million and $12 million, respectively.

Income tax expense of $3 million for the full year 1995 reflects utilization of investment tax credits.

While general inflation rates have remained steady at about three percent over the past three years, inflation has continued to affect costs. Higher costs for compensation, benefits, and environmental compliance, coupled with inflation of certain supplies and service costs, continue to increase mine operating costs. Most of Cyprus Amax's products are commodities and therefore do not perform consistently with inflation. The Company is continuing specific programs, employing capital, and leveraging purchases to more than offset these increases, as well as implementing quality improvement programs to increase productivity and reduce costs.

ENVIRONMENTAL

During 1995, Cyprus Amax spent approximately $125 million for reclamation, remediation, and environmental compliance compared to 1994 environmental expenditures of about $107 million. About $19 million of the total 1995 spending was for capital expenditures, and $56 million was charged against reserves. Environmental expenditures in 1996 are expected to total about $110 million with the decrease largely attributable to the completion of several environmental projects in 1995.

At December 31, 1995, Cyprus Amax had short-term and long-term accruals of approximately $411 million for expected mine closure, reclamation, and environmental remediation liabilities compared to accruals of $399 million at year-end 1994. The change from 1994 primarily is due to an increase in reclamation reserves in Coal and the consolidation of Amax Gold's reclamation reserves, somewhat offset by lower reserves remaining in Copper/Molybdenum and for Superfund-type sites. Significant components of the year-end 1995 accrual include $86 million for environmental remediation at Superfund and other similar sites and $325 million for future reclamation and for closure of discontinued or previously sold operations.

The reserves for future reclamation and closure include $178 million for the Coal, $126 million for Copper/Molybdenum, and $ 21 million for Other. A significant element of the Copper/Molybdenum segment reserves is $50 million for the Climax mine, down from $59 million at the end of 1994 due to charges against the reserve for tailings capping and water management work in 1995.

Cyprus Amax has been advised by the Environmental Protection Agency ("EPA") and several state environmental agencies that it may be liable under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") or similar state laws and regulations ("Superfund"), for costs of correcting environmental hazards at a number of sites which have been or are being investigated by the EPA or states. The Company has estimated the cost range of reasonably possible outcomes for all sites to be $60 million to $300 million, of which $86 million is considered probable and has been accrued at December 31, 1995. Certain Superfund-type sites and mine reclamation liabilities are discussed in Note 14 to the Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

Cyprus Amax remains in good financial position with a ratio of long-term debt to total capitalization of 44.2 percent, a ratio of current assets to current liabilities of 1.4 to 1.0, and a cash balance of $191 million at December 31, 1995.

During 1995, $697 million was generated from operating activities, before changes in working capital; $598 million from financings of El Abra, Fort Knox, Cerro Verde, Refugio, and Kubaka; $250 million from placement of notes from the Company's universal shelf; and $77 million from the sale of assets. Those sources of funds were sufficient to finance the cash requirements of $92 million for dividends, capital expenditures of $929 million, production payments of $258 million, and advances primarily to El Abra of $145 million.

In June 1995, Cyprus Amax finalized $750 million in project financing for construction and development of the El Abra copper mine project in Chile.
Cyprus Amax also has funded an additional $276 million in subordinated debt for the project. The project financing consists of $500 million being provided by Japanese and German companies, all on a 12-year term, and a second consortium of commercial banks syndicating $250 million on a 10-year term. Cyprus Amax has guaranteed completion of the oxide mine. In addition, the U.S. Export/Import Bank has committed to provide up to $150 million of funding once the project is completed. At December 31, 1995, $519 million of borrowings were outstanding on the senior financing arrangements of which Cyprus Amax's proportionally consolidated share was $265 million.

Cerro Verde completed a $110 million line of credit in Peru, which is guaranteed by Cyprus Amax. At December 31, 1995, $75 million had been borrowed under this line of credit.

During 1995, the partners in the Kubaka gold project in Russia, of which Cyprus Amax owns 50 percent, signed project financing loan agreements with the U.S. Overseas Private Investment Corporation (OPIC) and the European Bank for Reconstruction and Development totalling $100 million for mine development. Cyprus Amax has guaranteed the debt. Additionally, OPIC is providing political risk insurance. At December 31, 1995, $30 million had been borrowed of which Cyprus Amax's share was $15 million. An additional $40 million was borrowed in January 1996 of which the Company's share was $20 million.

In February 1995, Compania Minera Maricunga, a 50 percent-owned subsidiary of Amax Gold, borrowed $85 million for the Refugio project in Chile. Amax Gold and the other 50 percent owner are guarantors on a several and proportionate basis until completion tests are achieved, at which time the loan becomes non-recourse to Amax Gold. At December 31, 1995, the full amount was outstanding of which Amax Gold's portion was $43 million.

In October 1995, Amax Gold finalized a loan agreement for $250 million to be used for construction of the Fort Knox project and repayment of certain existing indebtedness. Cyprus Amax has agreed, under the Fort Knox loan agreement, to maintain and make available to Amax Gold $70 million under a double-convertible line of credit until completion of Fort Knox and $100 million after completion. At December 31, 1995, $200 million had been borrowed on the Fort Knox loan. An additional $34 million was borrowed in January 1996. Amax Gold announced in February 1996 that due to more difficult site conditions at the Fort Knox project, design enhancements and expanded excavation work will result in higher project costs in the range of $50 to $75 million. As a result, Amax Gold is reviewing the status of the project with its lender and is working to resolve certain issues pertaining to compliance with or amendment of its financing arrangements.

In May 1995, Cyprus Amax placed $250 million of 7 3/8 percent Notes due 2007 from its 1994 universal shelf. The majority of the proceeds were used to prepay $213 million of the coal production payments. In August 1995, Cyprus Amax filed a universal shelf registration statement with the Securities and Exchange Commission that permits the Company to sell an aggregate of up to $600 million of securities. This shelf registration is intended to promote Cyprus Amax's financial flexibility and the ability to access markets on a timely basis. As of December 31, 1995, there were no drawdowns on the shelf, and there are no current plans to utilize the shelf unless market opportunities or additional cash requirements occur.

Non-cash working capital decreased to $101 million during 1995 from $284 million in 1994. Short-term debt and the current portion of long-term debt increased by $104 million primarily due to the Cerro Verde borrowings of $75 million, and net line of credit borrowings of $25 million, partially offset by repayment of coal production payments of $21 million. Accounts payable and accrued liabilities increased $74 million primarily due to the consolidation of Amax Gold and $20 million associated with the coal write-downs.

In 1995 capital expenditures, excluding capitalized interest, totalled $929 million, with over $600 million being invested in the five major development projects. Total capital for Copper/Molybdenum was about $540 million, of which construction costs at El Abra for the continued development of the oxide ore body were $319 million and capital expenditures at Cerro Verde for the SX-EW and leach expansion were $64 million. Major expenditures at the Arizona copper mines included $34 million for mining equipment.

Coal capital expenditures of $135 million included $30 million for the development of the Twentymile East Mine district and Emerald expansion and the remainder for sustaining and replacement capital. Other capital expenditures included Amax Gold's expenditures of $206 million primarily for the Fort Knox and Refugio projects.

Capital spending in 1996 is expected to be approximately $450 million for the four remaining major development projects, $250 million for sustaining capital and cost reduction, and potentially $150 million for various additional equipment and projects, totalling $850 million. Copper/Molybdenum capital expenditures are estimated at $435 million. Major expenditures include about $125 million for continued development of the oxide ore body at El Abra and about $110 million for the SX-EW and leach plant expansion and mining equipment at Cerro Verde. In addition, approximately $55 million will be spent at the Arizona operations for purchasing additional mining equipment, $15 million for acid plant optimization at Miami, and a new crusher and conveyor system at Sierrita. Coal expects to spend approximately $195 million in 1996, including $44 million in Utah primarily for the development of the Willow Creek mine and $40 million in Colorado primarily for a new longwall and conveyance equipment to improve productivity. Amax Gold's capital expenditures are estimated at $200 million, with approximately $160 million for continued development of the Fort Knox project and $40 million for the Kubaka project.

In 1994 and 1995, Cyprus Amax signed two Revolving Credit Agreements (DOCLOC I and II) with AGI whereby the Company would provide AGI with $180 million in revolving credits which may be repaid with the issuance of AGI Convertible Preferred Stock. Both companies have conversion rights that permit conversion of the outstanding loan balance into Amax Gold Common Stock at stated conversion prices. During the third quarter of 1995, Cyprus Amax exercised options under the 1995 $80 million double-convertible revolving credit agreement with Amax Gold to convert the $80 million of outstanding borrowings to common stock.
This, along with payment in stock of interest due under DOCLOC II, increased Cyprus Amax's ownership of Amax Gold to approximately 51 percent.

During 1996, Cyprus Amax expects to be able to provide sufficient funds for general corporate purposes, including capital expenditures and acquisitions, through internally generated funds and existing or new borrowings. Cyprus Amax paid regular dividends of $.80 per common share and $4.00 per preferred share during 1995.

REPORT OF MANAGEMENT

The management of Cyprus Amax Minerals Company is responsible for the integrity and objectivity of the financial statements and other financial information contained in this Annual Report. The financial statements were prepared in accordance with generally accepted accounting principles and include estimates that are based on management's best judgment.

Cyprus Amax maintains an internal control system which includes formal policies and procedures designed to provide reasonable assurance that assets are safeguarded and transactions are properly recorded and executed in accordance with management's authorization. Cyprus Amax's internal audit function audits compliance with the internal control system and issues reports to Cyprus Amax's management and the Audit Committee of the Board of Directors.

Cyprus Amax's financial statements have been audited by Price Waterhouse LLP, whose appointment is ratified yearly by the shareholders at the annual shareholders' meeting. Price Waterhouse LLP conducted their audit in accordance with generally accepted auditing standards. These standards include an evaluation of internal accounting controls in establishing the scope of audit testing necessary to allow them to render an independent professional opinion on the fairness of Cyprus Amax's financial statements.

The Audit Committee of the Board of Directors, composed solely of directors who are not Cyprus Amax employees, meets periodically with representatives of management and Price Waterhouse LLP to review their work and ensure that they are properly discharging their responsibilities.

/s/ Milton H. Ward

Milton H. Ward
Chairman, President and
Chief Executive Officer
(Principal Executive Officer)

/s/ Gerald J. Malys

Gerald J. Malys
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)

/s/ John Taraba

John Taraba
Vice President and Controller
(Principal Accounting Officer)

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Cyprus Amax Minerals Company:

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of shareholders' equity, and of cash flows present fairly, in all material respects, the financial position of Cyprus Amax Minerals Company and its subsidiaries at December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Notes 2 and 5 to the financial statements, Cyprus Amax adopted in 1995 the provisions of Statement of Financial Accounting Standards No. 121 for the impairment of long-lived assets.



/s/ Price Waterhouse LLP

Denver, Colorado
February 14, 1996

                 CYPRUS AMAX MINERALS COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF OPERATIONS


Year Ended December 31
(In millions except per share data)                   1995     1994     1993
                                                     -------  -------  -------
REVENUE                                              $3,207   $2,788   $1,763
                                                     -------  -------  -------
COSTS AND EXPENSES
  Cost of Sales                                       2,108    2,071    1,333
  Selling and Administrative Expenses                   143      111       70
  Depreciation, Depletion, and Amortization             296      253      145
  Write-Downs                                           445       10        -
  Merger and Reorganization Expenses                      -       13       33
  Exploration Expense                                    33       23       25
                                                     -------  -------  -------
TOTAL COSTS AND EXPENSES                              3,025    2,481    1,606
                                                     -------  -------  -------
INCOME FROM OPERATIONS                                  182      307      157

OTHER INCOME (EXPENSE)
  Interest Income                                        24       17        7
  Interest Expense                                     (137)    (107)     (42)
  Capitalized Interest                                   43       16        1
  Earnings (Loss) on Equity Investments and Other         8      (12)       7
                                                     -------  -------  -------
INCOME FROM CONTINUING OPERATIONS
 BEFORE INCOME TAXES AND MINORITY INTEREST              120      221      130
  Income Tax Provision                                   (3)     (55)     (31)
  Minority Interest                                       7        -        1
                                                     -------  -------  -------
INCOME FROM CONTINUING OPERATIONS                       124      166      100
  Income from Operations of Discontinued Oil and
   Gas Division, Net of Applicable Taxes of $2            -        9        -
                                                     -------  -------  -------
NET INCOME                                              124      175      100
  Preferred Stock Dividends                             (19)     (18)      (2)
                                                     -------  -------  -------
INCOME APPLICABLE TO COMMON SHARES                   $  105   $  157   $   98
                                                     =======  =======  =======
EARNINGS PER COMMON SHARE
  Primary and Fully Diluted/(1)/
   Income From Continuing Operations                 $ 1.13   $ 1.59   $ 1.85
   Income From Operations of Discontinued Oil and
     Gas Division, Net of Taxes                           -      .10        -
                                                     ------   ------   ------
                                                     $ 1.13   $ 1.69   $ 1.85
                                                     ======   ======   ======
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
  Primary                                                93       93       53
  Fully Diluted                                         103      102       54

/(1)/ Fully diluted earnings per share were anti-dilutive in 1995 and 1994 and were less than three percent different than primary earnings per share in 1993.

The accompanying notes are an integral part of these statements.

                 CYPRUS AMAX MINERALS COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

At December 31 (In millions except share amounts)                     1995     1994
                                                                     -------  -------
ASSETS
CURRENT ASSETS
  Cash and Cash Equivalents                                          $  191   $  139
  Accounts and Notes Receivable, Net                                    320      350
  Inventories                                                           447      453
  Prepaid Expenses                                                      119       73
  Deferred Income Taxes                                                  13       26
                                                                     -------  -------
   Total Current Assets                                               1,090    1,041
                                                                     -------  -------
PROPERTIES - At Cost, Net                                             4,601    3,925
OTHER ASSETS                                                            505      441
                                                                     -------  -------
TOTAL ASSETS                                                         $6,196   $5,407
                                                                     =======  =======

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Short-Term Debt                                                    $  109   $   13
  Current Portion of Long-Term Debt                                      63       55
  Accounts Payable                                                      157      144
  Accrued Payroll and Benefits                                           98       92
  Accrued Royalties and Interest                                         55       36
  Accrued Closure, Reclamation, and Environmental                        63       31
  Other Accrued Liabilities                                             115      111
  Taxes Payable Other Than Income Taxes                                  58       61
  Income Taxes Payable                                                   61       57
  Dividends Payable                                                      19       18
                                                                     -------  -------
   Total Current Liabilities                                            798      618
                                                                     -------  -------
NONCURRENT LIABILITIES AND DEFERRED CREDITS
  Long-Term Debt and Production Payments                              1,734    1,191
  Capital Lease Obligations                                             143      200
  Deferred Employee and Retiree Benefits                                412      405
  Deferred Closure, Reclamation, and Environmental                      348      368
  Deferred Income Taxes                                                  58      125
  Other                                                                 170      167
                                                                     -------  -------
    Total Noncurrent Liabilities and Deferred Credits                 2,865    2,456
                                                                     -------  -------
COMMITMENTS AND CONTINGENCIES (NOTES 14 AND 16)                           -        -
MINORITY INTEREST                                                       168        4
                                                                     -------  -------
SHAREHOLDERS' EQUITY
  Preferred Stock, $1 Par Value, 20,000,000 Shares Authorized:
    $4.00 Series A Convertible Stock, $50 Stated Value,
    4,664,783 Shares Issued in 1995 and 4,666,635 in 1994                 5        5
  Common Stock, Without Par Value, 150,000,000 Shares Authorized,
    96,030,198 Shares Issued in 1995 and 96,026,546 in 1994               1        1
  Paid-In Surplus                                                     2,956    2,961
  Accumulated Deficit                                                  (465)    (496)
  Other                                                                   2        7
                                                                     -------  -------
                                                                      2,499    2,478
  Treasury Stock at Cost, 3,066,615 Shares in 1995
    and 3,460,078 in 1994                                               (70)     (80)
  Loan to Savings Plan                                                  (64)     (69)
                                                                     -------  -------
   Total Shareholders' Equity                                         2,365    2,329
                                                                     -------  -------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                           $6,196   $5,407
                                                                     =======  =======

The accompanying notes are an integral part of these statements.

                 CYPRUS AMAX MINERALS COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS

Year Ended December 31 (In millions)                        1995     1994    1993
                                                          --------  ------  ------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net Income from Continuing Operations                    $   124   $ 166   $ 100
 Adjustments to Reconcile Net Income to Net
   Cash Provided by Continuing Operations:
     Depreciation, Depletion, and Amortization                296     253     145
     Write-Downs                                              445      10       -
     Deferred Income Taxes                                    (67)    (30)     20
     Gain on Sales of Assets and LTV Claims                   (13)    (43)   (109)
     Issuance of Stock for Employee Benefits                    6      20       8
     Other, Net                                                27      39      11
 Changes in Assets and Liabilities Net of Effects from
   Businesses Acquired/Sold:
     (Increase) Decrease in Receivables                        24     (21)    (36)
     (Increase) Decrease in Inventories                         8      (9)     47
     Increase in Prepaid Expenses                             (28)    (29)    (25)
     Decrease in Current Liabilities                          (26)   (100)    (57)
     Increase in Other Assets                                 (15)    (35)    (17)
     Decrease in Other Liabilities                           (106)    (70)    (13)
                                                          --------  ------  ------
NET CASH PROVIDED BY CONTINUING OPERATIONS                    675     151      74
                                                          --------  ------  ------
Net Income from Discontinued Operations                         -       9       -
Adjustments to Reconcile Net Income to Net Cash
 Used for Discontinued Operations:
   Depreciation, Depletion, and Amortization                    -      14       -
   Changes in Assets and Liabilities                            -     (64)      -
                                                          --------  ------  ------
NET CASH USED FOR DISCONTINUED OPERATIONS                       -     (41)      -
                                                          --------  ------  ------
NET CASH PROVIDED BY OPERATING ACTIVITIES                     675     110      74
                                                          --------  ------  ------
CASH FLOWS FROM INVESTING ACTIVITIES
 Capital Expenditures                                        (929)   (359)   (266)
 Payments for Businesses Purchased                              -    (361)   (167)
 Capitalized Interest                                         (43)    (16)      -
 Advances to and Investments in Affiliates                   (145)    (75)      -
 Proceeds from Sales of Assets and LTV Claims                  77     915     285
 Cash Effect of Consolidating Amax Gold Inc.                   37       -       -
                                                          --------  ------  ------
NET CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES       (1,003)    104    (148)
                                                          --------  ------  ------
CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from Sale Leaseback                                   -     156       -
 Net Proceeds from Issuance of Long-Term Debt                 770       -     394
 Payments on Long-Term Debt                                  (118)   (186)    (65)
 Net Borrowings on Short-Term Debt                            125     151       -
 Payments on Short-Term Debt                                  (29)   (151)   (222)
 Production Payments                                         (258)    (42)     (7)
 Payments on Capital Lease Obligations                        (13)     (5)     (1)
 Purchase of Treasury Stock                                     -       -      (5)
 Proceeds from Issuance of Stock for Employee Benefits          3       7       2
 Dividends Paid                                               (92)   (101)    (42)

 Dividends to Minority Interests                               (8)      -       -
                                                          --------  ------  ------
NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES          380    (171)     54
                                                          --------  ------  ------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS           52      43     (20)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                139      96     116
                                                          --------  ------  ------
CASH AND CASH EQUIVALENTS AT END OF YEAR                  $   191   $ 139   $  96
                                                          ========  ======  ======

The accompanying notes are an integral part of these statements.

                 CYPRUS AMAX MINERALS COMPANY AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                        Preferred Stock       Common Stock
                                      -------------------  -------------------                                             Loan to
                                        Shares             Net Shares           Paid-In   Accumulated           Treasury   Savings
(In millions)                         Outstanding  Amount  Outstanding  Amount  Surplus     Deficit     Other     Stock      Plan
                                      -----------  ------  -----------  ------  --------  ------------  ------  ---------  --------
December 31, 1992                               -   $   -           47   $   1   $1,725      $   (622)   $   -   $   (100)  $   (80)
Net Income                                                                                        100
Dividends
 Preferred Stock, Series A                                                                         (2)
 Common Stock                                                                                     (47)
Common Stock Issued for
 Employee Benefit Plans, Exercise of
 Stock Options and Change of Control                                                                                   5         5
Shares Issued in Connection with
 Merger
 Preferred Stock, Series A                      5       5                           229
 Common Stock                                                       44            1,008                               (3)
Purchase of Common Stock                                                                                              (5)
Foreign Currency Translation
 Adjustment                                                                                                (2)
                                      -----------  ------  -----------  ------  --------  ------------  ------  ---------  --------
December 31, 1993                               5       5           91       1    2,962          (571)     (2)      (103)      (75)
Net Income                                                                                        175
Dividends
 Preferred Stock, Series A                                                                        (17)
 Common Stock                                                                                     (83)
Common Stock Issued for
 Employee Benefit Plans, Exercise of
 Stock Options and Change of Control                                 1               (1)                              23         6
Unrealized Gain on Securities
 Available for Sale                                                                                         1
Foreign Currency Translation
 Adjustment                                                                                                 8
                                      -----------  ------  -----------  ------  --------  ------------  ------  ---------  --------
DECEMBER 31, 1994                               5       5           92       1    2,961          (496)      7        (80)      (69)
NET INCOME                                                                                        124
DIVIDENDS
 PREFERRED STOCK, SERIES A                                                                        (19)
 COMMON STOCK                                                                                     (74)
COMMON STOCK ISSUED FOR
 EMPLOYEE BENEFIT PLANS AND
 EXERCISE OF STOCK OPTIONS                                           1               (5)                              10         5
UNREALIZED LOSS ON SECURITIES
 AVAILABLE FOR SALE                                                                                        (3)
FOREIGN CURRENCY TRANSLATION
 ADJUSTMENT                                                                                                (2)
                                      -----------  ------  -----------  ------  --------  ------------  ------  ---------  --------
DECEMBER 31, 1995                               5   $   5           93   $   1   $2,956      $   (465)   $  2    $   (70)   $  (64)
                                      ===========  ======  ===========  ======  ========  ============  ======  =========  ========


The accompanying notes are an integral part of these statements.

                 CYPRUS AMAX MINERALS COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:  NATURE OF OPERATIONS

Cyprus Amax Minerals Company (Cyprus Amax or the Company) is a diversified mining company engaged, directly or through its subsidiaries and affiliates, in the exploration for and extraction, processing, and marketing of mineral resources. Cyprus Amax operates in three principal industry segments:
Copper/Molybdenum, Coal, and Other (which includes Lithium and Amax Gold).

The Copper/Molybdenum segment explores for, mines, processes, and markets copper and molybdenum and certain other by-product minerals in North and South America. The Company operates three major copper mines in Arizona, one in Peru, and one primary molybdenum mine in Colorado. Additionally, the Company operates two copper rod plants, a copper smelter, and a refinery in the United States. The Company also processes molybdenum concentrates at its conversion plants in the United States and Europe into such products as technical grade molybdic oxide, ferromolybdenum, pure molybdic oxide, and other chemicals. In June 1994, Cyprus Amax acquired a 51 percent interest in El Abra, a significant copper deposit in Chile. Construction commenced in February 1995, with initial production projected in the fourth quarter 1996 and full production late in the first quarter of 1997. El Abra should produce annually about 250 million pounds of copper (Cyprus Amax's share), or about 25 percent of the total projected Cyprus Amax production for 1997. Substantially all of Cyprus Amax's copper metal production is committed under sales agreements with metal fabricators at prices which fluctuate with commodity exchange quotations, and approximately 15 percent of copper/molybdenum sales were for export markets. The Company uses various price protection programs to ameliorate the adverse effect of low prices for its copper production for the subsequent one to two year period. Sales to one customer in 1995 accounted for 11 percent of copper and molybdenum revenue. The Company does not believe that the loss of any one customer would have a material adverse effect on the results of Cyprus Amax, and since copper and molybdenum are internationally traded, the sales should be readily replaced.

The Coal segment mines, cleans, markets, and sells coal to electric utilities and industrial users. The majority of the Company's coal is produced in the United States and sold to domestic electric utilities under term contracts, with an initial term of at least one year. Coal is typically sold under term contracts at fixed prices subject to escalation, de-escalation, and renegotiation. As Cyprus Amax increases its coal production, an increasing amount will be sold in spot markets or under shorter term contracts. Sales to one customer in 1995 accounted for 12 percent of coal revenue. Loss of any one customer would not have a material adverse effect on the results of Cyprus Amax. The Coal segment has 21 domestic operating mines of which 13 are governed by union contracts. This accounts for approximately 57 percent of Coal's employees and 36 percent of production. The contract with the United Mine Workers of America, which covers all the union coal sites except Empire, Mountain Coals, and Sycamore, expires in August of 1998; however, in December 1996 the union has the right to renegotiate wages and pensions, and both parties have the right to renegotiate health care benefits.

The Lithium division is a major producer of lithium with production facilities in the United States and Chile. Lithium and lithium compounds are sold worldwide to such diverse businesses as aluminum smelting, ceramics, lubricants, specialty glass, synthetic rubber, plastics, batteries, alloys, and pharmaceuticals. The various lithium products are sold under a combination of long- and short-term contracts, with approximately 55 percent sold in foreign markets. Sales to one customer accounted for 15 percent of lithium revenue in 1995. Loss of any one customer would not have a material adverse effect on the results of Cyprus Amax.

Cyprus Amax owns 51 percent of Amax Gold Inc. (Amax Gold or AGI) which is engaged in the mining and processing of gold and silver ore and in the exploration for, and acquisition and development of, gold-bearing properties, principally in North, Central, and South America. Amax Gold completed construction of the Refugio gold project in Chile in late 1995 with production beginning early in 1996, and annual gold production is expected to total over 100 thousand ounces. Also, projects under construction include Fort Knox in Alaska and Kubaka in Russia; commercial production is expected to commence in late 1996 and early 1997, respectively. Fort

                 CYPRUS AMAX MINERALS COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Knox's annual production is expected to be more than 350 thousand ounces during the first five years, and Kubaka's production should average more than 150 thousand ounces per year over the first five years of its seven-year mine life. In the fourth quarter of 1995, Cyprus Amax announced its intent to sell its interest in the Kubaka gold mine project to Amax Gold, with closing expected early in 1996. Amax Gold sells all of its refined gold to banks and other bullion dealers, utilizing a variety of hedging techniques, and the majority of its 1995 sales were export sales made to Europe. The profitability of Amax Gold's operations is significantly affected by the market price of gold, which historically has fluctuated widely and is affected by numerous factors.

NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION - The financial statements include the accounts of Cyprus Amax Minerals Company and related entities which it controls. Investments in companies over which the Company can exercise significant influence but not control, are accounted for using the equity method. Investments in joint ventures are accounted for using proportionate consolidation, consistent with accepted mining industry practice. Also, as the result of the execution of certain financing arrangements which led to an increased ownership position in Amax Gold to 51 percent, Cyprus Amax consolidated Amax Gold effective January 1, 1995.

EARNINGS PER SHARE - Primary earnings per common share are determined by dividing net income as reduced by preferred stock dividends by the weighted average number of common shares outstanding during the year. Fully diluted earnings per share are determined by dividing net income by the weighted average number of common shares and common stock equivalents outstanding plus shares which would be issued upon conversion of the preferred stock.

CASH AND CASH EQUIVALENTS - The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Overdrafts representing outstanding checks in excess of funds on deposit are classified as accounts payable.

INVENTORIES - Inventories are carried at the lower of current market value or cost. Coal product inventories and materials and supplies inventories are generally valued on the basis of average costs. Molybdenum and Gold inventories are computed on the last-in, first-out (LIFO) method. The costs of all other product inventories are determined on the first-in, first-out (FIFO) method.

PROPERTIES - Costs for mineral rights and certain tangible assets, and mine development costs incurred to expand capacity of operating mines, develop new ore bodies, or develop mine areas substantially in advance of current production are capitalized and generally charged to operations on the units-of-production method. Mobile mining equipment and most other assets are depreciated on a straight-line basis over their estimated useful lives. Interest costs for the construction or development of significant long-term assets are capitalized and amortized over the related assets' estimated useful lives or the life of the mine, whichever is shorter. Gains or losses upon retirement or replacement of equipment and facilities are credited or charged to income.

IMPAIRMENT OF LONG-LIVED ASSETS - In the third quarter of 1995, Cyprus Amax adopted Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (Note 5). SFAS No. 121 prescribes that an impairment loss is recognized in the event that facts and circumstances indicate that the carrying amount of an asset may not be recoverable, and an estimate of future undiscounted cash flows is less than the carrying amount of the asset. Impairment is recorded based on an estimate of future discounted cash flows.

EXPLORATION - Expenditures incurred in the search for mineral deposits and the determination of the commercial viability of such deposits are charged against income as incurred.

                 CYPRUS AMAX MINERALS COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

INCOME TAXES - The provision for income taxes includes federal, state, and foreign income taxes currently payable and deferred based on currently enacted tax laws. Deferred income taxes are provided for the tax consequences of differences between the financial statement and tax basis of assets and liabilities.

Deferred income taxes have not been provided on the Company's share of undistributed earnings of foreign subsidiaries and unconsolidated affiliates because the Company considers such earnings to be reinvested indefinitely. It is not practical to estimate the amount of taxes that might be payable on the eventual remittance of such earnings. On remittance, certain countries impose withholding taxes that, subject to certain limitations, would generate tax credits that would substantially reduce any U.S. tax.

TRANSLATION OF FOREIGN CURRENCIES - Amounts in foreign currencies are translated into U.S. dollars using the translation procedures specified in SFAS No. 52. When local functional currency is translated to U.S. dollars, the effects are recorded as a separate component of shareholders' equity. For foreign subsidiaries with U.S. dollar functional currency, the effects of remeasurement are included in income. Exchange gains and losses arising from transactions denominated in a foreign currency are translated at average exchange rates and included in income.

HEDGING PROGRAMS -The Company's use of derivative financial instruments is principally limited to management of interest rate and commodity price risks. The Company may use price protection programs to reduce or eliminate the risk of metal price declines on a portion of its future copper or gold sales. Premiums paid are amortized during the period in which the options are exercisable. Gains and losses on such transactions are matched to product sales and charged or credited to sales revenue when that product is sold.

The Company may enter into interest rate swap agreements or options to limit the effect of increases in interest rates on floating debt or to take advantage of lower rates on fixed debt. The differences to be paid or received on these agreements are included in interest expense as incurred.

RECLAMATION AND ENVIRONMENTAL COSTS - Minimum standards for mine reclamation have been established by various governmental agencies which affect certain operations of the Company. Certain reclamation is performed and expensed on an ongoing basis as mining operations are performed. The remaining reclamation costs are related to mine closure and are accrued and charged against income on a units-of-production basis over the life of the mine. Cyprus Amax is subject to various environmental regulations. Environmental liabilities are accrued on an ongoing basis when such losses are probable and reasonably estimable and reflect management's best estimates of future obligations. Costs of future expenditures for environmental remediation obligations are not discounted to their present value.

STOCK-BASED COMPENSATION - SFAS No. 123, "Accounting for Stock-Based Compensation," was issued in 1995 with a disclosure effective date of fiscal years beginning after December 15, 1995. Cyprus Amax has elected that upon adoption in 1996, it will continue to measure compensation cost using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees," and will make pro forma disclosures of net income and earnings per share as if the fair value based method of accounting as defined in SFAS No. 123 had been applied.

USE OF ESTIMATES - The preparation of Cyprus Amax's consolidated financial statements in conformity with generally accepted accounting principles requires Cyprus Amax's management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. The more significant areas requiring the use of management estimates relate to mineral reserves, reclamation and environmental obligations, postemployment, postretirement and other employee benefit liabilities, valuation allowances for deferred tax

                 CYRUS AMAX MINERALS COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

assets, fair value of financial instruments, future cash flows associated with assets, and useful lives for depreciation, depletion, and amortization. Actual results could differ from those estimated.

NOTE 3:  MERGER

On November 15, 1993, Amax Inc. (Amax) merged with and into Cyprus, with Cyprus being the surviving corporation, and was renamed Cyprus Amax Minerals Company. In the merger, each share of Common Stock of Amax was converted into one-half share of Common Stock of Cyprus Amax, resulting in the issuance of 44,351,093 shares. Each share of Amax $4.00 Series A Convertible Preferred Stock was converted into two-thirds share of Convertible Preferred Stock of Cyprus Amax and into one-third share of Preferred Stock of Alumax Inc. (Alumax), resulting in the issuance of 4,666,653 shares of Cyprus Amax Preferred Stock. Immediately prior to the merger, Amax distributed to its common shareholders one-half share of Common Stock of Alumax per share of Amax Common Stock and 21.8 million shares of Amax Gold Inc. Common Stock. As a result, Cyprus Amax retained 31.3 million shares of Amax Gold or approximately 40 percent.

The merger was accounted for using the purchase method of accounting and, accordingly, the results of the merged Amax businesses have been included in the accompanying consolidated financial statements from the date of the merger. The purchase price was allocated based on estimated fair market values at the date of acquisition. Assets acquired were $3.9 billion, and liabilities assumed totalled $2.7 billion.

The 44.4 million shares of Cyprus Amax Common Stock issued in the merger were valued at $1 billion, and the 4.7 million shares of Preferred Stock were valued at $233 million. Transaction costs associated with the merger, primarily for severance and change of control costs, settlement of Amax options, and other financial expenses were $160 million in 1993, of which $25 million was expensed.

NOTE 4:  BUSINESS ACQUISITIONS AND DISPOSITIONS

On October 31, 1995, Cyprus Amax sold substantially all of the assets of the Climax Specialty Metals Division of Climax Performance Materials Corporation to CSM Industries, Inc.

On September 30, 1994, Cyprus Amax sold its Northshore iron ore mine and processing facilities and the adjacent power plant to Cleveland-Cliffs Inc. for cash proceeds of $94 million. The terms of the sale included possible contingent payments to Cyprus Amax.

On June 28, 1994, Cyprus Amax acquired a 51 percent interest in Sociedad Contractual Minera El Abra, which owns the mineral rights to the El Abra copper deposit in Chile, for $330 million.

On March 31, 1994, Cyprus Amax sold its wholly owned subsidiary, Amax Oil & Gas, Inc., to Union Pacific Resources Company for approximately $819 million in gross proceeds or $680 million in after-tax net proceeds. During the first quarter of 1994, Amax Oil & Gas, Inc. reported income from discontinued operations of $9 million after tax and earnings per share of $.10.

On March 21, 1994, Cyprus Amax acquired approximately 91.5 percent of the shares of Sociedad Minera Cerro Verde, S.A., which owns and operates a producing copper mine in Peru, at a cost of approximately $31 million.

During 1993, Cyprus acquired McIlwraith McEacharn Ltd. of Sydney, Australia, which owns a 40 percent interest in Oakbridge Limited of Australia. Cyprus also acquired U.S. Steel Mining Co., Inc.'s Cumberland mine in Greene County, Pennsylvania.

                 CYPRUS AMAX MINERALS COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

In the fourth quarter of 1993, Cyprus sold its Thompson Creek mine and mill in Idaho which was on a standby status. In the first half of 1993, Cyprus sold its interests in two gold mines, the Selwyn mine in Australia and the Golden Cross mine in New Zealand. The Company also sold its beryllium and barite assets and its 40 percent interest in the Bismark zinc mine in Mexico. The results of the dispositions were not material to the 1993 consolidated financial statements.


NOTE 5:  WRITE-DOWN OF ASSETS AND REORGANIZATION COSTS

In the third quarter of 1995, a $445 million pretax charge was recorded to write down certain coal assets and to provide for associated liabilities. On August 9, 1995, Amax Coal signed a new definitive coal contract with PSI Energy, Inc. that settled arbitration matters and disputes related to the prior contract. Amax Coal and PSI Energy had been in arbitration for several years over various matters related to the prior contract. Terms of the new agreement call for a reduction in price with a move toward market price by the year 2000. The new contract provides an eight-year extension of the term and grants Amax Coal operating flexibility which resulted in a new mine plan and will assist in cost reduction efforts. Although reserves increased 20 million tons due to the revised mine plan, a pretax write-down of the carrying value of the Wabash mine's assets of $310 million was recorded in the third quarter.

Additionally, the coal market outlook for Mountain Coals operations in eastern Kentucky reflects weak demand and lower prices, ongoing transportation and coal quality disadvantages compared to other regions of Central Appalachia, and the expiration of long-term contracts in 1995 and 1998. Over the last few years, regional spot prices have declined significantly, which prompted adoption of a revised mine plan to reduce costs. Under the revised mine plan, certain operations eventually will be closed and changes in mining methods will be made at other operations. Coal reserves were reduced by approximately 114 million tons and, considering the expected continuation of current weak market conditions, the Company wrote down its assets in Kentucky in the third quarter. Coupled with certain accruals required as a result of the revised mine plan and certain operational changes at other coal operations, a pretax charge of $135 million was recorded. The Wabash and Kentucky write-downs were calculated in accordance with SFAS No. 121.

In the third quarter of 1994, a $13 million pretax charge for workforce reduction programs was recorded for two copper mines. Additionally, a $10 million pretax write-down was recorded for the anticipated closure of the Orchard Valley coal mine.

NOTE 6: INVENTORIES

Inventories detailed by component and industry segment are summarized below:


At December 31 (In millions)     1995   1994
                                 -----  -----
Component
 Ores, Concentrates and Other
  In-Process Inventories         $ 212  $ 193
 Finished Goods                    156    182
 Materials and Supplies             79     78
                                 -----  -----
                                 $ 447  $ 453
                                 =====  =====


                CYPRUS AMAX MINERALS COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

At December 31 (In millions)      1995   1994
                                 -----  -----
Industry Segment
 Copper/Molybdenum               $ 276  $ 288
 Coal                              113    132
 Other                              58     33
                                 -----  -----
                                 $ 447  $ 453
                                 =====  =====

The excess of estimated replacement cost over the LIFO basis was $50 million at December 31, 1995 and $34 million at December 31, 1994.

                 CYPRUS AMAX MINERALS COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 7:  PROPERTIES

At December 31 (In millions)                                 1995      1994
                                                           --------  --------
Copper/Molybdenum                                          $ 3,029   $ 2,475
Coal                                                         2,869     2,727
Other                                                        1,035       188
                                                           --------  --------
                                                             6,933     5,390
Less:  Accumulated Depreciation, Depletion,
  Amortization, and Write-downs                             (2,332)   (1,465)
                                                           --------  --------
Net Properties                                             $ 4,601   $ 3,925
                                                           ========  ========
Net Properties consists of the following:
     Property, Plant, and Equipment                        $ 2,684   $ 1,688
     Reserves/Mineral Rights, Sales Contracts                1,917     2,237
                                                           --------  --------
Net Properties                                             $ 4,601   $ 3,925
                                                           ========  ========

NOTE 8:  DEBT

At December 31 (In millions)                                  1995      1994
                                                           -------   -------
10 1/8% Notes, Due 2002                                    $   150   $   150
 9 7/8% Notes, Due 2001                                        300       300
 8 3/8% Debentures, Due 2023                                   150       150
 7 3/8% Notes, Due 2007                                        250         -
 6 5/8% Notes, Due 2005                                        250       250
Capital Lease Obligations,
     Interest Rates Range from 8.4% to 12.0%,
     Due from 1996 through 2005                                167       208
Production Payments, 7.0% for 1995, Due 1996                    25       283
El Abra Project Financing, 7.1% for 1995, Due from 1997
  through 2006                                                 265         -
Fort Knox Financing, 8.3% for 1995, Due from 1997
  through 2001                                                 200         -
Refugio Project Financing, 5.4% for 1995, Due from 1996
  through 2001                                                  43         -
Kubaka Project Financing, 8.8% for 1995, Due from 1997
  through 2001                                                  15         -
Other                                                           91        63
                                                           --------  --------
                                                             1,906     1,404
Add:  Unamortized Net Premium                                   34        42
                                                           --------  --------
                                                             1,940     1,446
Less:  Current Portion                                         (63)      (55)
                                                           --------  --------
  Long-Term Debt and Capital Lease Obligations             $ 1,877   $ 1,391
                                                           ========  ========


Scheduled debt maturities (in millions), excluding capital lease obligations, as of December 31, 1995, for the next five years are $39, $62, $105, $108, and $108 for 1996, 1997, 1998, 1999, and 2000, respectively.

                 CYPRUS AMAX MINERALS COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

In April 1990, Cyprus issued $150 million of 10 1/8 percent Notes, due in 2002. Interest on the Notes is paid semi-annually on April 1 and October 1. In the event of both a Designated Event and a Rating Decline (as defined in the agreement), each holder of a Note may require the Company to redeem the holder's Notes, in whole or in part, at 100 percent of the principal amount plus accrued interest to the date of redemption.

In February 1993, the Company issued $150 million of 8 3/8 percent Debentures due in 2023 (the "Debentures"). The Debentures bear interest payable semi-annually on February 1 and August 1 of each year. The Debentures are not redeemable prior to February 1, 2003. On and after such date, at the option of the Company, the Debentures may be redeemed in whole or in part at 103.73 percent of the principal amount, together with any accrued and unpaid interest, declining at the rate of .375 percent per year to February 1, 2013, and at 100 percent thereafter. The Debentures are general unsecured obligations of the Company and rank senior in right of payment to all subordinated securities.

In October 1993, the Company issued $250 million of 6 5/8 percent Notes due October 15, 2005, at a discount, priced at 99.392 percent to yield 6.70 percent. Interest on the Notes is paid semi-annually on October 15 and April 15. The Notes are not redeemable by the Company prior to maturity.

The 9 7/8 percent Notes due June 13, 2001, are not redeemable prior to maturity and are secured by certain principal property of the Company. The interest is paid semi-annually on June 13 and December 13. This debt was assumed in the Cyprus and Amax merger and was fair valued to reflect the current interest rate. The premium is amortized over the term of the Notes and is reflected as a reduction in interest expense.

In December 1994, the Company closed a sale-leaseback transaction for mobile mining equipment and a longwall mining system with proceeds of $156 million (see
Note 16). Proceeds from this transaction were used to retire $150 million of 14 1/2 percent Notes due in December 1994.

In the second quarter of 1995, the partners in the Kubaka gold project, of which Cyprus Amax currently owns 50 percent, signed project financing loan agreements totalling $100 million for mine development. Cyprus Amax has guaranteed the debt. At December 31, 1995, $30 million had been borrowed, of which Cyprus Amax's share was $15 million.

In May 1995, the Company placed $250 million of 7 3/8 percent Notes due May 15, 2007, priced at 99.372 percent to yield 7.45 percent. Interest on the Notes is paid semi-annually on May 15 and November 15. The Notes are not redeemable by the Company prior to maturity. The proceeds were used primarily to prepay $213 million of production payments.

In June 1995, the Company finalized $750 million (senior debt) in project financing for construction and development of the El Abra copper mine project in Chile. The financing consists of $500 million being provided by Japanese and German companies, all on a 12-year term, and a second consortium of commercial banks syndicating $250 million on a 10-year term. The Company has guaranteed completion of the oxide mine. At December 31, 1995, $519 million of borrowings were outstanding on this financing arrangement of which Cyprus Amax's proportional share was $265 million. The weighted average interest rate on this debt at December 31, 1995, was 7.1 percent. The loan agreements specify debt coverage ratios and place certain restrictions on the payment by El Abra on dividends, payments under subordinated loans, and other distributions in respect of ownership interests and subordinated debt. No such restricted payments may be made before the later of physical completion and payment of the first installment of senior debt which will take place either in November 1997 or May 1998 depending on when the project achieves physical completion. As of December 31, 1995, subsidiaries involved in the project held $635 million in restricted net assets.

                 CYPRUS AMAX MINERALS COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

In February 1995, Compania Minera Maricunga, a 50 percent-owned subsidiary of Amax Gold, borrowed $85 million denominated in gold under the Refugio financing arrangement with a group of banks. Amax Gold's 50 percent share is 111,841 ounces at $380 per ounce or $43 million. Amax Gold and the other 50 percent owner are guarantors on a several and proportionate basis until completion tests are achieved, at which time the loan becomes non-recourse to Amax Gold. Cyprus Amax has designated $25 million of the double-convertible line of credit (DOCLOC
I) as support for the Refugio loan.

In October 1995, Amax Gold finalized a loan agreement for $250 million to be used for construction of the Fort Knox project and repayment of certain existing indebtedness. The loan is a six year term loan with repayments beginning in 1997, and up to $125 million can be drawn in gold. As of December 31, 1995, Amax Gold had borrowed $37 million in gold and $163 million in currency. The loan is collateralized by the assets and production of the Fort Knox and Hayden Hill properties and the stock of the subsidiaries owning the Guanaco and Sleeper properties. The loan agreement places restrictions on proceeds of future equity offerings and borrowings, restricts dividends, and requires certain net worth and cash flow ratios to be maintained. In addition, AGI is required to maintain gold reserve minimums and to hedge a portion of future production in order to obtain specified cash flows. Cyprus Amax has agreed, under the Fort Knox loan agreement, to maintain and make available $70 million under DOCLOC I until completion of Fort Knox and $100 million after completion. At December 31, 1995, $200 million had been borrowed on the Fort Knox loan.

At December 31, 1995, the Company had $109 million of short-term debt outstanding, of which $75 million was attributable to a $110 million line of credit for Cerro Verde finalized in the second quarter and guaranteed by the Company. The average interest rate for 1995 was 10.4 percent. In addition, $34 million was outstanding on short-term credit lines from banks. At December 31, 1994, $13 million was outstanding on short-term credit lines from banks.

In December 1993, the Company entered into a revolving credit agreement (the "Revolving Credit Agreement") with a group of banks. The Revolving Credit Agreement provides for a $1 billion line of credit with interest rates to be determined, at the option of the Company, by a competitive bid process or at a fixed margin over various indices. The Revolving Credit Agreement was amended in August 1995 to lower interest rates and commitment fees and extend the agreement for five years. The Revolving Credit Agreement contains certain covenants with which the Company is currently in compliance. At December 31, 1995 and 1994, the Company had no loans outstanding under the Revolving Credit Agreement.

NOTE 9:  DERIVATIVE FINANCIAL INSTRUMENTS AND FAIR VALUE OF FINANCIAL
INSTRUMENTS

Cyprus Amax's use of derivative financial instruments is principally limited to management of interest rate and commodity price risks.

INTEREST RATE PROTECTION AGREEMENTS - Occasionally, interest rate swap agreements are used to recharacterize interest rates from fixed to floating rates or vice-versa. In the fourth quarter of 1993, the Company entered into interest rate swap agreements, which expire in November 1996, that effectively convert $200 million of its fixed rate borrowings into floating rate obligations. The floating rate is reset semi-annually. Cyprus Amax is currently paying a weighted average floating interest rate of 5.8 percent which is 1.1 percent higher than the average fixed interest rate that would have been paid on the amount of $200 million. The Company has no plans to buy out these agreements.

Additionally, in 1995 Amax Gold entered into interest rate swap option agreements to reduce the impact of changes in interest rates on its Fort Knox financing facility. AGI purchased interest rate swap options with the right to pay a fixed rate of 6.6 percent at an average term of 3.6 years on a principal amount of $160 million and

                 CYPRUS AMAX MINERALS COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

sold interest rate swap options with the obligation to pay a fixed rate of 5.7 percent at an average term of 3.4 years on a principal amount of $170 million. Based on the interest rates at December 31, 1995, Amax Gold would pay approximately $1 million to terminate these agreements. However, because of requirements of the Fort Knox loan, Amax Gold has no intention of closing these contracts.

PRICE PROTECTION PROGRAMS - The Company and Amax Gold may use price protection programs to reduce or eliminate the risk of metal price declines on a portion of their future copper or gold sales. These agreements include copper and gold put options, copper synthetic put options, gold call and compound options, and copper and gold forward sales. Put options purchased by Cyprus Amax or Amax Gold establish a minimum sales price for the sales covered by such put options and permit the Company or AGI to participate in price increases above the strike price. Amax Gold also sells put options which give them the obligation to sell at predetermined prices. Synthetic put options are established by entering into a forward sale and purchasing a call option for the same quantity of the relevant metal and for the time period relating to such forward sale. Amax Gold also purchases and sells call options which give them the right or obligation to purchase or sell gold at a predetermined price.

Cyprus Amax has entered into copper put options for 1996 and both put and synthetic put options for 1997 to ensure a minimum average realization on an LME basis of 89 cents per pound on 700 million pounds of copper for 1996 and 96 cents per pound on 525 million pounds of copper for the first nine months of 1997. Additionally, in 1994 Cyprus Amax sold forward 1996 production of 56 million pounds, averaging $1.10 per pound.

Amax Gold has entered into forward sales contracts, spot deferred forward sales, and put and call options. Historically AGI has been allowed by its counterparties on spot deferred forward sales contracts to defer the delivery of gold under a forward sales contract to a later date at a renegotiated market price. Amax Gold has forward sales contracts, primarily on a spot deferred forward basis, for 453 thousand ounces of gold at $410 per ounce for early 1996. Amax Gold also has various option contracts outstanding at December 31, 1995: a net long position on call options of 149 thousand ounces and a net long position on put options of 742 thousand ounces of gold.

CREDIT RISK - Cyprus Amax is exposed to credit losses in the event of nonperformance by counterparties to financial instruments, but does not expect any counterparties to fail to meet their obligations. The Company generally does not obtain collateral or other security to support financial instruments subject to credit risk but monitors the credit standing of counterparties.

                 CYPRUS AMAX MINERALS COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The estimated fair values for financial instruments under SFAS No. 107 are determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The estimated fair values of the Company's financial instruments, as measured on December 31, 1995 and 1994, are as follows:

At December 31 (In millions)          1995                  1994
                                -----------------    -------------------
                                CARRYING     FAIR    Carrying     Fair
                                 AMOUNT     VALUE     Amount     Value
                                ---------  --------  ---------  --------
Cash and Cash Equivalents        $   191   $   191    $   139   $   139
Long-Term Receivables                196       191         63        63
Price Protection Contracts            38        39         13        (5)
Long-Term Debt and
  Production Payments             (1,759)   (1,896)    (1,238)   (1,225)
Other Financial Instruments            -        (4)         -       (29)

The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

CASH AND CASH EQUIVALENTS, RECEIVABLES, ACCOUNTS PAYABLE, AND SHORT-TERM DEBT: the carrying amounts approximate fair value because of the short maturity of those instruments.

LONG-TERM RECEIVABLES: the fair value is estimated based on expected discounted future cash flows.

PRICE PROTECTION CONTRACTS: are reported at cost and expensed as they expire. The fair value of the options is estimated based on the spot price, while the fair value of the forward sales is estimated based on the quoted market price for the contracts at December 31, 1995.

LONG-TERM DEBT AND PRODUCTION PAYMENTS: the fair value of long-term debt is estimated based on the quoted market prices for the same or similar issues offered to the Company for debt of similar maturities. The carrying amount of production payments approximates fair value based on current market quotes for contracts with similar terms.

OTHER FINANCIAL INSTRUMENTS: includes interest rate swap agreements, interest rate swap options, letters of credit, and financial guarantees written. The fair value of interest rate swap agreements is estimated by obtaining quotes from financial institutions and represents the cost to buy out the swaps at December 31, 1995 and 1994. Letter of credit fair value is based on fees currently charged for similar agreements or on the estimated cost to terminate them. The fair value of financial guarantees written is based on the estimated cost to settle the obligations with counterparties at the reporting date. The Company has provided completion guarantees on certain project financing agreements of its subsidiaries. Upon compliance with the completion requirements, these obligations become non-recourse to Cyprus Amax. Since the guarantees were an integral part of obtaining project financing and no explicit cost was incurred or benefit received, no market exists for these project guarantees and, accordingly, fair value cannot be determined.

                 CYPRUS AMAX MINERALS COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 10:  INCOME TAXES

Income from Continuing Operations before Income Taxes and Minority Interest consists of the following:

(In millions)                             1995      1994    1993
                                        ---------  ------  ------
Domestic                                  $ 102     $ 190   $124
Foreign                                      18        31      6
                                        ---------  ------  ------
                                          $ 120     $ 221   $130
                                        =========  ======  ======

Income tax provision is composed of:
(In millions)                             1995      1994    1993
                                        ---------  ------  ------
Current   - Federal                       $  56     $  62   $  1
          - State                             5        20      5
          - Foreign                           9         5      5
                                        ---------  ------  ------
                                             70        87     11
                                        ---------  ------  ------
Deferred  - Federal                         (56)      (37)    17
          - State                           (11)        7      3
          - Foreign                           -         -      -
                                        ---------  ------  ------
                                            (67)      (30)    20
                                        ---------  ------  ------
                                          $   3     $  57   $ 31
                                        =========  ======  ======

The total income tax provision is included in the financial statements as follows:

(In millions)                             1995      1994    1993
                                          -----     -----   -----
Income Tax Provision                      $   3     $  55   $  31
Discontinued Operations                       -         2       -
                                          -----     -----   -----
                                          $   3     $  57   $  31
                                          =====     =====   =====

The deferred tax (assets)/liabilities are comprised of the tax effect of the following at December 31:

(In millions)                           1995    1994
                                       ------  ------
Reclamation Liabilities                $ (79)  $ (41)
Postretirement Benefits                 (232)   (213)
Capitalized Lease Obligations            (58)    (58)
Accrued Liabilities                     (187)   (168)
Net Operating Loss Carryforwards         (41)    (62)
Investment Tax Credit Carryforwards      (17)    (41)
State Tax Deduction                      (18)    (22)
Minimum Tax Credit Carryforwards        (238)   (168)
Other                                     (4)      -
                                       -----   -----
  Total Deferred Tax Assets             (874)   (773)
  Valuation Allowance                    133     119
                                       -----   -----
  Net Deferred Tax Assets               (741)   (654)
                                       -----   -----

Properties                               773     739
Prepaid Expenses                          11      14
                                       -----   -----
  Total Deferred Tax Liabilities         784     753
                                       -----   -----

Total                                  $  43   $  99
                                       =====   =====

                 CYPRUS AMAX MINERALS COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Company has approximately $17 million of investment tax credit carryforwards expiring from 1996 and beyond, and $238 million of minimum tax credit carryforwards which do not expire. There is a net operating loss carryforward for regular tax of $99 million and a $52 million net operating loss carryforward for alternative minimum tax purposes. A valuation allowance of $133 million has been recorded against these benefits.

The increase in the valuation allowance of $14 million relates to increased minimum tax credit carryforwards not expected to be realized.

The following is a reconciliation between the amount determined by applying the federal statutory rate of 35 percent to Pretax Income Excluding Minority Interests and the Income Tax Provision:

(In millions)
                                                 1995    1994    1993
                                                ------  ------  ------
Income Taxes at Statutory Rate                  $  42   $  77   $  46
Increases (Decreases) Resulting from:
  Percentage Depletion                            (16)    (36)    (16)
  State Income Taxes, Net of Federal Benefit       (3)     13       6
  Foreign Income Taxes, Net of Credit
    or Federal Benefit                              4       -       5
  Equity Investments                                -       4     (10)
  Tax Carryforwards Used                          (25)      -       -
    Other, Net                                      1      (3)      -
                                                ------  ------  ------
Income Tax Provision                            $   3   $  55   $  31
                                                ======  ======  ======

                 CYPRUS AMAX MINERALS COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 11:  PREFERRED STOCK TRANSACTIONS

The $4.00 Series A Convertible Preferred Stock is convertible into Common Stock at any time at a conversion price of $24.209 per share. The Series A Convertible Preferred Stock has a stated value of $50.00 per share and carries a cumulative dividend payable quarterly. The Series A Convertible Preferred Stock is redeemable at the option of the Company, in whole or in part, at any time beginning at $52.40 per share on and after December 18, 1996, and declining to $50.00 per share on and after December 18, 2002.

In 1989, the Board of Directors of Cyprus Amax declared a dividend of one Preferred share purchase right for each outstanding share of Common Stock in connection with the redemption of then existing rights. Each share of Common Stock issued in the merger was accompanied by one Preferred share purchase right. In addition, the Rights Agreement was amended to provide that any transaction consummated due to the merger did not result in any adjustment to the rights and did not cause the rights to be unexercisable or unredeemable. If the rights become exercisable following the occurrence of certain specified events, each right will entitle the holder, within certain limitations, to purchase two-thirds of one one-hundredth of a share of Series A Junior Participating Preferred Stock for $93.33 subject to certain anti-dilution adjustments. If a person or group acquires 10 percent of Common Stock, every other holder of a right will be entitled to buy at the right's then-exercise price a number of shares of Common Stock having a value of twice such exercise price. After the threshold is crossed, the rights become non-redeemable, except that, prior to the time a person or group acquires 50 percent or more of the Common Stock, the rights other than those held by such person or group can be exchanged at a ratio of one share of Common Stock for each right. In the event of certain extraordinary transactions, including mergers, the rights entitle holders to buy at the right's then-exercise price equity in the acquiring company having a value of twice such exercise price. The rights do not have any voting rights nor are they entitled to dividends. The rights are redeemable by Cyprus Amax at $.0067 each until a person or group acquires 10 percent of Common Stock or until the rights expire on February 28, 1999. In addition, on May 24, 1993, the Board of Directors increased the number of authorized shares of the Series A Junior Participating Preferred Stock from 500,000 shares to 1,500,000 shares of which none were issued or outstanding at December 31, 1995.

                 CYPRUS AMAX MINERALS COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (C0NTINUED)

NOTE 12:  EMPLOYEE BENEFIT PLANS

PENSION PLANS

Cyprus Amax has a number of defined benefit pension plans covering most of its employees. Benefits are based on either the employee's compensation prior to retirement or stated amounts for each year of service with the Company. Cyprus Amax makes annual contributions to these plans in accordance with the requirements of the Employee Retirement Income Security Act of 1974 ("ERISA"). Plan assets consist of cash and cash equivalents, equity and fixed income securities, and real estate.

Net annual pension cost included the following components:

Year ended December 31 (In millions)     1995    1994    1993
                                        ------  ------  ------
Service Cost                            $   8   $  10   $   6
Interest Cost                              20      18      11
Actual (Gain) Loss on Plan Assets         (37)      4      (7)
Deferred Gain (Loss)                       21     (21)     (4)
Other                                       2       2       2
                                        ------  ------  ------
                                        $  14   $  13   $   8
                                        ======  ======  ======

The following table sets forth the funded status of the plans:

                                                              1995                       1994
                                                   -------------------------   -------------------------
                                                      ASSETS     ACCUMULATED      Assets     Accumulated
                                                      EXCEED       BENEFITS       exceed       benefits
                                                   ACCUMULATED      EXCEED     accumulated      exceed
At December 31 (In millions)                         BENEFITS       ASSETS       benefits       assets
                                                   ------------  ------------  ------------  ------------

Actuarial Present Value of Benefit Obligations:
  Vested Benefit Obligation                              $  63         $ 157         $  31         $ 143
                                                   ============  ============  ============  ============
  Accumulated Benefit Obligation                         $  69         $ 166         $  35         $ 152
                                                   ============  ============  ============  ============
Projected Benefit Obligation                             $ (72)        $(187)        $ (36)        $(171)
Plan Assets at Fair Value                                   82           145            49           121
                                                   ------------  ------------  ------------  ------------
Plan Assets Greater Than (Less Than)
  Projected Benefit Obligation                              10           (42)           13           (50)
Unrecognized Net Loss                                        4            32             3            13
Unrecognized Prior Service Cost                              1             7             1             8
Unrecognized Transition Credit                              (1)            -            (2)            -
                                                   ------------  ------------  ------------  ------------
Prepaid/(Accrued) Pension Cost                           $  14         $  (3)        $  15         $ (29)
                                                   ============  ============  ============  ============

Prepaid pension cost of $11 million is included in Prepaid Expenses on the Consolidated Balance Sheet at December 31, 1995. A net accrued pension obligation of $14 million was recorded in Accrued Payroll and Benefits at December 31, 1994.

The significant actuarial assumptions at December 31 were as follows:

(In percents)                                     1995  1994  1993
                                                  ----  ----  ----
Rate of Increase in Future Compensation Levels    5.25  6.75  5.50
Expected Long-Term Rate of Return on Assets       9.00  9.00  9.00
Discount Rate                                     7.25  8.75  7.50

                 CYPRUS AMAX MINERALS COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (C0NTINUED)

Net periodic pension cost is determined using the assumptions as of the beginning of the year, and the funded status is determined using the assumptions as of the end of the year.

Substantially all domestic employees not covered under the plans administered by Cyprus Amax are covered under multi-employer defined benefit plans administered by the United Mine Workers of America. Contributions by Cyprus Amax to these multi-employer plans, which are expensed when paid, are based primarily upon hours worked and amounted to $4 million in 1995 and 1994 and $1 million in 1993.

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

In addition to the Company's defined benefit pension plans, the Company has plans that provide postretirement medical benefits and life insurance benefits. The medical plans provide benefits for most employees who reach normal, or in certain cases, early retirement age while employed by the Company. The postretirement medical plans are contributory, with annual adjustments to retiree contributions, and contain certain other cost-sharing features such as deductibles and coinsurance.

Net periodic postretirement benefit cost consists of the following components:

(In millions)                                1995    1994   1993
                                            ------  ------  -----
Service Cost                                $   5   $   5   $   4
Interest Cost                                  26      26      10
Net Amortization                               (3)     (1)      -
                                            ------  ------  -----
Net Periodic Postretirement Benefit Cost    $  28   $  30   $  14
                                            ======  ======  =====

The following table sets forth the plans' combined status:

At December 31 (In millions)                            1995    1994
                                                       ------  ------
Accumulated Postretirement Benefit Obligation:
  Retirees                                             $ 317   $ 253
  Fully Eligible Active Plan Participants                 19      21
  Other Active Plan Participants                          47      43
                                                       ------  ------
Total Accumulated Postretirement Benefit Obligation      383     317
Plan Assets at Fair Value                                  -       -
                                                       ------  ------
Accumulated Postretirement Benefit Obligation
  in Excess of Plan Assets                             $ 383   $ 317
                                                       ======  ======

Accumulated Postretirement Benefit Obligation          $(383)  $(317)
Unrecognized Prior Service Cost                           (7)     (6)
Unrecognized Net (Gain) Loss                              10     (52)
                                                       ------  ------
Accrued Postretirement Benefit Cost                    $(380)  $(375)
                                                       ======  ======

The accumulated postretirement benefit obligation at December 31, 1995 and 1994, consisted of a current liability of $22 million and $19 million, respectively, included in Accrued Payroll and Benefits, and a long-term liability of $358 million and $356 million, respectively, included in Deferred Employee and Retiree Benefits.

The weighted average annual rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) for medical benefits is 11 percent for 1996 and is assumed to decrease gradually (one-half percent per year) to 4.5 percent by the year 2009 and remain at that level thereafter. Increasing the assumed health care cost trend rate by one percentage point in each year would increase the accumulated postretirement benefit obligation for

                 CYPRUS AMAX MINERALS COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

the medical plans as of December 31, 1995, by $38 million and the aggregate of the service cost and interest cost components of net periodic postretirement benefit cost for 1995 by $3 million.

The weighted average discount rate used in determining the accumulated postretirement benefit obligation as of December 31, 1995, 1994, and 1993, was
7.25 percent, 8.75 percent, and 7.50 percent, respectively. The change in the discount rate resulted in a $71 million unrecognized net loss in 1995.

In addition, health care and life insurance benefits of certain retirees are covered by multi-employer benefit trusts established by the United Mine Workers of America and the Bituminous Coal Operators Association, Inc. Current and projected operating deficits of these trusts led to the passage of the Coal Industry Retiree Health Benefit Act of 1992 (the "Act"). The Act established a new multi-employer benefit trust called the United Mine Workers of America Combined Benefit Fund (the "Fund") that will provide health and life insurance benefits to all beneficiaries of the earlier trusts who were receiving benefits as of July 20, 1992. The Act provides for the assignment of beneficiaries to former employers and the allocation of any unassigned beneficiaries to enterprises using a formula included in the legislation. The Company has chosen to account for its obligation under the Act on a cash basis in accordance with established accounting guidance. The 1995 contributions to the Fund totalled $1 million. The 1993 contributions to the Fund totalled $2 million and covered both 1993 and 1994.

The Company also has a number of postemployment plans covering severance, disability income, and continuation of health and life insurance for disabled employees. At December 31, 1995 and 1994, the accumulated postemployment benefit liability consisted of a current amount of $6 million and $2 million, respectively, included in Accrued Payroll and Benefits and $41 million and $28 million, respectively, included in Deferred Employee and Retiree Benefits.

NOTE 13:  COMMON STOCK PLANS

SAVINGS PLANS

Cyprus Amax sponsors a savings plan (the "Savings Plan") covering substantially all of its non-represented employees which includes an employee stock ownership feature (Leveraged ESOP). In February 1990, the Savings Plan acquired 4,245,810 shares of Cyprus Amax's unissued Common Stock at an acquisition price of $22.375 per share. The Savings Plan financed the purchase of shares with a $95 million interest-bearing promissory note payable to Cyprus Amax. The loan to the Savings Plan bears interest at 9 3/4 percent per annum and matures on February 1, 2010 and is serviced by Cyprus Amax's contribution to the Savings Plan and dividends paid on the Cyprus Amax Common Shares purchased with the proceeds of the loan. Cyprus Amax intends to contribute the greater of 75 percent of employee matchable contributions or the minimum per the promissory note. The expense related to the Savings Plan is based upon the shares allocated method. Shares are released for allocation to participants, based on a predetermined formula, as loan payments are made. The amount contributed for 1995 was $8 million and for 1994 and 1993 was $7 million. The amount of interest incurred by the Savings Plan for the Leveraged ESOP was $8 million in 1995 and for 1994 and 1993 was $9 million. The interest expense offset of the Leveraged ESOP due to dividends on allocated and unallocated shares was $3 million in 1995 and 1993 and $4 million in 1994. The aggregate compensation expense related to the Savings Plan amounted to $6 million in 1995 and $5 million in 1994 and 1993. Leveraged ESOP shares are treated as shares outstanding for purposes of calculating EPS.

                 CYPRUS AMAX MINERALS COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table sets forth the number of shares held in the Leveraged ESOP at year-end:

                                       1995       1994       1993
                                     ---------  ---------  ---------
  Allocated Shares                     898,172    758,430    693,300
  Committed to be Released Shares        9,683      8,909     11,713
  Suspense Shares                    2,836,500  3,089,631  3,335,902

Prior to 1995, Cyprus Amax sponsored other defined contribution plans which have been merged into the Savings Plan. Contributions associated with these plans were $5 million for 1994 and $1 million for 1993.

Amax Gold sponsors a thrift plan covering substantially all of its full-time non-represented employees. Amax Gold contributes Amax Gold Common Stock to the plan at seventy-five percent of the first six percent of base pay contributed by each participant. Amax Gold contributions were $1 million in 1995 and 1994.

MANAGEMENT INCENTIVE PLANS

Under the Management Incentive Program ("the Program"), key employees of Cyprus Amax may be granted options to purchase Common Stock at fair market value as of the grant date. These options are in the form of either incentive stock options or non-qualified options and may be granted with stock appreciation rights
(SARs). SARs permit holders to surrender exercisable options in exchange for a payment, in either shares or cash, determined by the amount by which the market price of the shares on the dates the rights are exercised exceeds the grant price.

Options granted under the Program are exercisable after completion of the specified period of continuous employment stated in the terms of the grant and expire at the end of ten years after the date of grant. Additionally, under the Management Incentive Program certain employees may be granted restricted shares of Common Stock. Restricted stock is subject to forfeiture if the recipient terminates employment.

Under the Program, the Company may grant in any year up to 1.2 percent of the number of shares of Common Stock outstanding (plus the cumulative number of carried-forward shares) as stock options or restricted stock awards, up to a limit of five million shares issued as statutory options.

Under the 1993 Key Executive Long Term Incentive Plan, the Company may grant in any year up to one-half percent of the number of shares of Common Stock outstanding (plus the cumulative number of carried-forward shares) as restricted stock awards. Key executives may receive restricted stock awards and cash incentive payments based on the rate of return received by investors in the Company's stock, compared to that of its peers. As of December 31, 1995, 405,109 cumulative shares were awarded and 751,870 shares were authorized and unissued. On January 2, 1996, an additional 155,600 shares were awarded.

Cyprus Amax maintains a stock plan for non-employee directors which grants each eligible director 500 shares of Common Stock each year until a maximum of 35,000 shares in the aggregate have been granted. As of December 31, 1995, 22,000 cumulative shares have been granted.

                 CYPRUS AMAX MINERALS COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (C0NTINUED)

The following table summarizes stock option activity under the Company's management incentive plans:

------------------------------------------------------------------------------------------------------------------------------
                                                     1995                       1994                          1993
                                      ----------------------------  ----------------------------  ----------------------------
                                        NUMBER      OPTION PRICE      Number      Option Price      Number      Option Price
                                       OF SHARES      PER SHARE      of Shares      Per Share      of Shares      Per Share
                                      -----------  ---------------  -----------  ---------------  -----------  ---------------

Outstanding at Beginning of Year       3,052,850   $ 8.67 - $35.75   3,303,560   $ 8.67 - $35.75   1,855,250   $ 8.67 - $31.06

Granted                                  297,500   $25.44 - $27.56     807,955   $26.00 - $31.13     615,400   $24.19 - $35.75

Assumed Amax Options                           -                 -           -                 -   1,317,715   $17.72 - $26.65

Exercised                               (231,484)  $25.69 - $31.31    (961,412)  $ 8.67 - $31.06    (393,475)  $10.79 - $31.06

Cancelled                               (199,750)  $17.72 - $35.75     (97,253)  $17.72 - $35.75     (91,330)  $18.54 - $35.75
                                       ---------                     ---------                     ---------

Outstanding at End of Year             2,919,116   $ 8.67 - $35.75   3,052,850   $ 8.67 - $35.75   3,303,560   $ 8.67 - $35.75
                                       =========                     =========                     =========

Exercisable at End of Year             2,211,207   $ 8.67 - $35.75   2,384,993   $ 8.67 - $35.75   3,303,560   $ 8.67 - $35.75
                                       =========                     =========                     =========

Available for Grant at End of Year     1,237,084                       441,786                        66,376
                                       =========                     =========                     =========


                 CYPRUS AMAX MINERALS COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 14:  CONTINGENCIES

Cyprus Amax had outstanding letters of credit totalling $66 million at December 31, 1995, primarily for reclamation, dragline leases, and insurance programs for workers compensation, general liability, and automobiles. Cyprus Amax has guaranteed the portion of project financing attributed to certain joint venture partners totalling $276 million at December 31, 1995.

Cyprus Tohono Mining Company was informed in late 1995 by the office of the Assistant U.S. Attorney in Tucson, Arizona that an action was being considered under federal environmental laws against Cyprus Tohono Corporation and certain of its employees. The facts giving rise to this matter involve a break in a process line at Tohono occurring in 1992. It is not possible to state with reasonable certainty at this time what action will be taken by the government.

In April 1994, Cyprus Amax was notified by the Department of Justice ("DOJ") that the government would seek civil penalties for alleged violations of the Federal Clean Water Act in the operation of Cyprus Amax's Bagdad, Miami, and Sierrita mines in Arizona. Agreement as to the principles of a settlement regarding civil penalties was reached in early 1996 with the EPA and DOJ for all three locations which will not have a material impact on the Company.

Cyprus Miami and other companies, in conjunction with the Arizona Department of Environmental Quality's Water Quality Assurance Revolving Fund program, continued remediation and assessment of groundwater quality at Pinal Creek near Miami, Arizona throughout 1995. The ongoing program, initiated in 1989, has resulted in continued improvement of subsurface water quality in the area.
While the adequacy of current remedial efforts and the allocation of expenditures among responsible parties will not be known until the assessment phase is completed or beyond, the 1993 completion of risk assessment studies allowed further definition of probable costs for continued study and ongoing treatment. Cyprus Miami also is a defendant in a lawsuit brought by certain Miami and Globe area landowners claiming damages relating to allegedly impaired groundwater quality in the Pinal Creek area. It is not possible at this time to reasonably estimate a loss, if any, that may result from the lawsuit because of the preliminary nature of discovery in the case and because of the preliminary status of the related ongoing remedial assessment. A reasonable estimate of any future material obligations, if any, is expected to be possible by 1997.

Cyprus Amax or its subsidiaries have been advised by the EPA and several state environmental agencies that they may be liable under the CERCLA or similar state laws and regulations for costs of responding to environmental conditions at a number of sites which have been or are being investigated by the EPA or states to establish whether releases of hazardous substances have occurred and, if so, to develop and implement remedial actions. Cyprus Amax has been named as a potentially responsible party ("PRP") or has received EPA requests for information for several sites. For all sites, Cyprus Amax had an aggregate reserve of approximately $86 million at December 31, 1995, for its share of the estimated liability. Liability estimates are based on an evaluation of, among other factors, currently available facts, existing technology, presently enacted laws and regulations, Cyprus Amax's experience in remediation, other companies' remediation experience, Cyprus Amax's status as a PRP, and the ability of other PRPs to pay their allocated portions. The cost range of reasonably possible outcomes for all sites is estimated to be from $60 million to $300 million, and work on these sites is expected to be substantially completed in the next several years, subject to the inherent delays involved in the process. Remediation costs that could not be reasonably estimated at December 31, 1995, are not expected to have a material impact on the financial condition and ongoing operations of the Company. Cyprus Amax believes certain insurance policies partially cover these claims; however, some of the insurance carriers have denied responsibility and Cyprus Amax is litigating coverage. Further, Cyprus Amax believes that it has other potential claims for recovery from third parties, including the U.S. Government and other PRPs, as well as liability offsets through

                 CYPRUS AMAX MINERALS COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

lower cost remedial solutions. However, neither insurance recoveries nor other claims or offsets have been recognized in the financial statements unless such offsets are considered probable of realization.

At December 31, 1995, Cyprus Amax's accruals for deferred closure, shutdown of closed operations, and reclamation totalled approximately $325 million. Reclamation is an ongoing activity and a cost associated with Cyprus Amax's mining operations. Accruals for closure and final reclamation liabilities are established on a life of mine basis. The Cyprus Amax Coal reclamation reserve component of $178 million is largely a result of reclamation obligations incurred for replacing soils and revegetation of mined areas as required by provisions and permits pursuant to the Surface Mining Control and Reclamation Act. The Copper/Molybdenum and Other reclamation reserve components are $126 million and $21 million, respectively, and include costs for site stabilization, cleanup, long-term monitoring, and water treatment costs as expected to be required largely by state laws and regulations as well as by sound environmental practice. Total reclamation costs for Cyprus Amax at the end of current mine lives is estimated at about $550 million.

Cyprus Amax believes that it has adequate reserves such that none of these matters is expected to have a material adverse effect on its business or financial condition, results, and cash flows, and is unaware of any additional environmental matters which, based on information currently known to Cyprus Amax, would have a material effect upon the Company's financial condition or results of operations.


NOTE 15:  RELATED PARTY TRANSACTIONS

In October 1995, Cyprus Amax announced its intent to sell its 50 percent interest in the Russian Kubaka gold mine project to Amax Gold. The $95 million purchase price will be paid in Amax Gold Common Stock with 11.8 million shares at closing and 4.2 million shares upon commencement of commercial production, which is expected to occur in the first quarter 1997. This will increase Cyprus Amax's ownership to approximately 58 percent, subject to shareholder approval. In addition, Amax Gold will make contingent payments to Cyprus Amax in the event it acquires the right to mine other reserves in the Russian Federation. Closing is expected in early 1996.

In April 1994, Cyprus Amax and Amax Gold entered into an agreement whereby the Company has provided AGI with a $100 million double-convertible line of credit. The outstanding indebtedness under the line of credit may be repaid by AGI with the issuance of AGI convertible preferred stock. Both companies have conversion rights to convert the line of credit into Amax Gold Common Stock at a maximum price of $8.265 per share and a minimum price of $5.854 per share. As of December 31, 1995, $5 million was outstanding under this line of credit.
Certain amounts have been made available to Amax Gold as support for the Fort Knox and Refugio loans (Note 8).

In February 1995, Cyprus Amax signed a commitment letter whereby the Company provided AGI with an additional $80 million in double-convertible revolving credit (DOCLOC II). During the third quarter, Cyprus Amax exercised its option to convert $80 million of the then outstanding borrowings to Amax Gold Common Stock at a conversion price of $5.362 per share. This, along with payment in stock of interest due under DOCLOC II, increased Cyprus Amax's ownership of Amax Gold to approximately 51 percent.

In 1994, Cyprus Amax established a joint exploration agreement with Amax Gold to explore for gold. The agreement provides Cyprus Amax a 75 percent interest and Amax Gold a 25 percent interest in the gold prospects resulting from future exploration. Amax Gold has a right of first refusal from Cyprus Amax to purchase and develop gold deposits, and Cyprus Amax has a similar right with respect to base metals. Each party funds work in proportion to its interest, and Cyprus Amax provides staffing and management.

                 CYPRUS AMAX MINERALS COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

At December 31, 1995, the subordinated loans outstanding to Oakbridge Ltd. from Cyprus Amax totalled $39 million, of which $21 million is convertible to Oakbridge Common Stock on certain terms and conditions.

On June 28, 1994, Cyprus Amax acquired a 51 percent interest in Sociedad Contractual Minera El Abra, which owns the mineral rights to the El Abra copper deposit in Chile, for $330 million. Development of the mine will require an investment estimated at approximately $1 billion. Funding of the investment to develop the oxide reserves included approximately $300 million of subordinated shareholder loans from Cyprus Amax, and in June 1995 Cyprus Amax finalized $750 million in project financing. Cyprus Amax has guaranteed completion of the oxide mine. As of December 31, 1995, $276 million of subordinated notes were outstanding.

NOTE 16:  LEASES AND MINERAL ROYALTY OBLIGATIONS

Cyprus Amax leases mineral interests and various other types of properties, including draglines, shovels, longwalls, offices, computing services, and miscellaneous equipment. Certain of the Company's mineral leases require minimum annual royalty payments, whereas others provide only for royalties based on production.

Accrued minimum royalties that are not expected to be recovered from future coal production consist of the following at December 31:

(In millions)                                     1995    1994
                                                 ------  ------
Minimum Future Royalties                         $  98   $ 105
Less Imputed Interest                              (26)    (32)
                                                 ------  ------
Present Value of Payments                           72      73
Less Current Portion Included in Accrued
  Royalties and Interest                            (7)     (7)
                                                 ------  ------
Long-Term Portion Included in Other
  Noncurrent Liabilities and Deferred Credits    $  65   $  66
                                                 ======  ======

The Company's property held under capital leases, included in property, plant, and equipment, consists of the following:


(In millions)                                     1995     1994
                                                 ------  -------
Mining Equipment                                 $ 186   $ 199
Less Accumulated Depreciation                      (64)    (29)
                                                 ------  -------
                                                 $ 122   $ 170
                                                 ======  =======

                 CYPRUS AMAX MINERALS COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Summarized below as of December 31, 1995, are future minimum rentals and royalties under noncancellable leases:

                                   Operating   Mineral   Capital
(In millions)                       Leases    Royalties   Leases
                                   ---------  ---------  --------
1996                                    $ 33       $ 20     $ 38
1997                                      26         22       37
1998                                      18         21       39
1999                                      14         21       60
2000                                      13         17       22
After 2000                                24         56       27
                                   ---------  ---------  --------
  Total Payments                        $128       $157     $223
                                   =========  =========  ========
Less Imputed Interest                                        (56)
                                                         --------
Present Value of Lease Payments                              167
Less Current Portion                                         (24)
                                                         --------
Capital Lease Obligations                                   $143
                                                         ========

Rentals and mineral royalties charged to expense were as follows:

(In millions)        1995   1994   1993
                     -----  -----  -----
Rental Expense       $  48  $  53  $  38
Mineral Royalties    $  72  $  47  $  37

NOTE 17:  CASH FLOW INFORMATION

The Consolidated Statement of Cash Flows provides information about changes in cash and cash equivalents which have a maturity of three months or less when acquired. Net Cash Provided by Operating Activities reflects cash payments for interest and income taxes as shown below:

(In millions)                                          1995    1994    1993
                                                       -----  ------  ------
Interest Paid (Net of Interest Capitalized
  and Interest Rate Swap Payments/Receipts)            $  81  $ 113   $  59
Income Taxes Paid, Net                                 $  60  $  35   $  62

Supplemental Disclosures of Non-Cash Transactions (excluding Amax merger):

(In millions)                                           1995   1994    1993
                                                       -----  -----   -----
Fair Value of Assets Acquired, Other Than Cash
  and Cash Equivalents                                 $   -  $ 379   $ 188
Liabilities Assumed                                        -    (18)    (50)
                                                       -----  -----   -----
Cash Payments                                          $   -  $ 361   $ 138
                                                       =====  =====   =====

Sale of Businesses in Exchange for Common Stock        $   -  $  22   $   -
Receipt of AGI Common Stock as Repayment
  of Notes Receivable (Note 15)                        $  81  $  21   $   -
Capital Lease Obligation - Sale-Leaseback              $   -  $ 144   $   -


                 CYPRUS AMAX MINERALS COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 18:  INFORMATION BY INDUSTRY SEGMENT

Cyprus Amax operates in three principal industry segments - Copper/Molybdenum, Coal, and Other - which supply mineral products primarily to the construction, automobile, steel, and utility industries, and gold to banks and other bullion dealers. The financial information for these segments is presented below:

(In millions)                                             1995            1994     1993
                                                      ------------       -------  -------
SEGMENT REVENUE
  Copper/Molybdenum                                   $     1,720        $1,327   $  831
  Coal                                                      1,298         1,248      697
  Other                                                       189           213      235
                                                      ------------       -------  -------
                                                      $     3,207        $2,788   $1,763
                                                      ============       =======  =======
SEGMENT OPERATING INCOME (LOSS)
  Copper/Molybdenum                                   $       584        $  206   $   55
  Coal                                                       (308)/(1)/     106      142
  Other                                                       (37)           40       20
                                                      ------------       -------  -------
                                                              239           352      217
Corporate                                                     (57)          (45)     (60)
Interest, Net                                                 (70)          (74)     (34)
Earnings (Loss) on Equity Investments and Other                 8           (12)       7
                                                      ------------       -------  -------
INCOME FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES AND MINORITY INTEREST                   120           221      130
Income Tax Provision                                           (3)          (55)     (31)
Minority Interest                                               7             -        1
                                                      ------------       -------  -------
INCOME FROM CONTINUING OPERATIONS                             124           166      100
Income From Operations of Discontinued Oil and Gas
  Division, Net of Applicable Taxes of $2                       -             9        -
                                                      ------------       -------  -------
NET INCOME                                            $       124         $  175   $  100
                                                      ============       =======  =======

/(1)/Includes a $445 million pretax charge to recognize the write-down of certain coal assets and provisions for associated liabilities (Note 5).

(In millions)                                             1995            1994     1993
                                                      ------------       -------  -------
IDENTIFIABLE ASSETS
  Copper/Molybdenum                                   $     3,060        $2,487   $1,857
  Coal                                                      1,947         2,325    2,454
  Other/(1)/                                                  939           266      980
  Corporate                                                   250           329      327
                                                      -----------        ------   ------
                                                      $     6,196        $5,407   $5,618
                                                      ===========        ======   ======
CAPITAL EXPENDITURES
  Copper/Molybdenum                                   $       599        $  234   $  190
  Coal                                                        163           116       65
  Other/(1)/                                                  265            16       20
  Corporate                                                     5            13        2
                                                      -----------        ------   ------
                                                      $     1,032        $  379   $  277
                                                      ===========        ======   ======

                 CYPRUS AMAX MINERALS COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 18:  INFORMATION BY INDUSTRY SEGMENT (CONTINUED)

(In millions)                                1995   1994   1993
                                             -----  -----  -----
DEPRECIATION, DEPLETION, AND AMORTIZATION
  Copper/Molybdenum                          $ 118  $  87  $  63
  Coal                                         146    153     56
  Other/(1)/                                    29     11     25
  Corporate                                      3      2      1
                                             -----  -----  -----
                                             $ 296  $ 253  $ 145
                                             =====  =====  =====

EXPORT SALES
  Copper/Molybdenum                          $ 265  $ 173  $ 143
  Coal                                          51     42     24
  Other/(1)/                                    91     16     16
                                             -----  -----  -----
                                             $ 407  $ 231  $ 183
                                             =====  =====  =====

/(1)/Increase in 1995 amounts primarily relates to the Consolidation of Amax
Gold.

Financial information by geographic location for the past three years is presented below:

(In millions)                               1995    1994    1993
                                           ------  ------  ------
REVENUE
  Domestic                                 $3,032  $2,647  $1,688
  Foreign                                     175     141      75
                                           ------  ------  ------
                                           $3,207  $2,788  $1,763
                                           ======  ======  ======
OPERATING INCOME
  Domestic                                 $  221  $  317  $  205
  Foreign                                      18      35      12
                                           ------  ------  ------
                                           $  239  $  352  $  217
                                           ======  ======  ======
IDENTIFIABLE ASSETS
  Domestic                                 $4,900  $4,636  $5,495
  Foreign                                   1,296     771     123
                                           ------  ------  ------
                                           $6,196  $5,407  $5,618
                                           ======  ======  ======

                 CYPRUS AMAX MINERALS COMPANY AND SUBSIDIARIES
                       SUPPLEMENTAL FINANCIAL INFORMATION


QUARTERLY RESULTS (UNAUDITED)                       1995
-------------------------------------------------------------------------
                                     First     Second    Third    Fourth
(In millions except per share data)  Quarter   Quarter   Quarter  Quarter
-------------------------------------------------------------------------
Revenue                              $ 807     $ 875     $  786      $739
Segment Operating Income (Loss)      $ 153     $ 198     $ (252)     $140
Net Income (Loss)                    $  97     $ 134     $ (203)     $ 96
Income (Loss) Applicable to
 Common Shares                       $  92     $ 130     $ (208)     $ 91
-------------------------------------------------------------------------
Earnings (Loss) Per Common Share     $1.00     $1.39     $(2.23)     $.98
-------------------------------------------------------------------------
                                                    1994
-------------------------------------------------------------------------
Revenue                              $ 588     $ 697     $  771      $732
Segment Operating Income             $  58     $  73     $   98      $123
Net Income                           $  28     $  32     $   48      $ 67
Income Applicable to Common Shares   $  23     $  28     $   44      $ 63
-------------------------------------------------------------------------
Earnings Per Common Share            $ .25     $ .30     $  .47      $.68
-------------------------------------------------------------------------

Third quarter 1995 results included an after-tax charge of $338 million due to the write-down of certain coal assets and provisions for associated liabilities. Third quarter 1994 results included after-tax gains of $13 million for various special items.

                 CYPRUS AMAX MINERALS COMPANY AND SUBSIDIARIES
                      SUPPLEMENTAL INFORMATION (CONTINUED)

MINERAL RESERVES AND SELECTED OPERATING STATISTICS (UNAUDITED)

The following table presents reserve information of Cyprus as of December 31, 1991-1992, Cyprus Amax as of December 31, 1993 through 1995, and selected operating statistics for the years then ended. Proved reserves represent those reserves that, under presently anticipated conditions, will be commercially recoverable from known mineral deposits with a high degree of certainty. Proved and probable reserves include reserves that are less well defined than proved reserves but which have been indicated to exist on the basis of geological and engineering data. Reserve estimates were prepared by Cyprus Amax's engineers. Reserves of entities proportionately consolidated are shown at Cyprus Amax's ownership percentage.

                                               1995             1994              1993           1992        1991
                                            -----------      -----------      ------------      ------      ------
COPPER/MOLYBDENUM
Proved and Probable Ore Reserves
  Copper - United States (million tons)           1,443/(1)/       1,593             1,598       1,617         995
   Average Grade (percent)                          .38              .38               .38         .38         .41
  Copper - South America (million tons)           1,097            1,101/(6)/            -           -           -
   Average Grade (percent)                          .61              .61                 -           -           -
    Molybdenum (million tons)                       313              322               316/(9)/     17         139
      Average Grade (percent)                      .232             .232              .228        .116        .113
  Copper and Molybdenum (million tons)              874              830               901         945         513
   Copper Average Grade (percent)                   .28              .28               .30         .30         .31
   Molybdenum Average Grade (percent)              .028             .029              .032        .032        .033
Saleable Product (billion pounds)
  Copper                                           22.6             23.8              13.7        14.3         8.8
  Molybdenum                                        2.1              2.1               2.0         0.8         0.8
Production (million pounds)
  Copper                                            687              648               632         662         644
  Molybdenum                                         75               57                28          40          36
Average Sales Price (per pound)
  Copper                                    $      1.33      $      1.09      $        .94      $ 1.04      $ 1.06
  Molybdenum                                $      7.53      $      3.77      $       2.82      $ 2.65      $ 2.83
                                            -----------      -----------      ------------      ------      ------

COAL
Proved and Probable Reserves
  (million tons)                                  2,396/(2)/       2,538             2,681/(10)/   664         745
Production (million tons)                            75               75/(7)/           27/(10)/    19          17
Average Sales Price (per ton)               $     16.25      $     16.12      $      20.80      $23.88      $24.63
                                            -----------      -----------      ------------      ------      ------

LITHIUM
Proved Ore Reserves
  Lithium (thousand tons)                           389              393               397         387         391
Production
  Lithium Carbonate (million pounds)                 38               32                32          34          32
List Price (per pound)
    Lithium Carbonate                       $      2.03      $      2.03      $       1.96      $ 1.91      $ 1.83
                                            -----------      -----------      ------------      ------      ------

GOLD
Amax Gold (100%)
  Proved and Probable Reserves
   (million contained ounces)                       7.0/(3)/           -                 -           -           -
  Production (thousand contained ounces)            238                -                 -           -           -
  Average Sales Price (per ounce)           $       406                -                 -           -           -
Amax Gold (Cyprus Amax Share)
  Proved and Probable Reserves
   (million contained ounces)                         -              3.0/(3)/          3.0/(3)/      -           -
Kubaka (Cyprus Amax Share)
  Proved and Probable Reserves
   (million contained ounces)                       1.2/(4)/         1.0               1.0           -           -

                 CYPRUS AMAX MINERALS COMPANY AND SUBSIDIARIES
                      SUPPLEMENTAL INFORMATION (CONTINUED)



                                1995      1994            1993   1992  1991
                                -----  ----------         -----  ----  ----
EQUITY COMPANIES/(5)/
Proved and Probable Reserves
  Coal (million tons)
    Oakbridge (100%)            372.3       423.8/(8)/    358.7     -     -
    Cyprus Amax Share (42%)     158.7       170.8         143.5     -     -
                                -----  ----------         -----  ----  ----

/(1)/ Copper reserves in the United States decreased due to 89 million tons of production and a decrease in reserves at Bagdad due to changes to the block model, design changes and economic changes, partially offset by an increase at Sierrita due to additional discovery of reserves.

/(2)/ Decrease due primarily to new mine plans at the Kentucky operations, the sale of Minnehaha, and 1995 production, partially offset by an increase in Wyoming due to a lease acquired from the Bureau of Land Management.

/(3)/ Increase due to Cyprus Amax's increased ownership position which led to consolidation in 1995. Prior to 1995, Amax Gold was accounted for on an equity method basis.

/(4)/ In the third quarter 1995, Amax Gold agreed to purchase Kubaka from Cyprus
      Amax.  The sale should be completed in early 1996.

/(5)/ Reserves for Equity Companies are shown at 100 percent for the operation or company. Cyprus Amax has a beneficial ownership equivalent to its percentage ownership in the venture which is shown on a separate line.

/(6)/ Represents Cerro Verde and El Abra reserves purchased in 1994.

/(7) /Coal production increased in 1994 due to a full year of production from former Amax mines.

/(8)/ Oakbridge reserves increased due to acquiring additional leases at Ellalong/Pelton.

/(9)/ Molybdenum reserves increased because of the addition of the Amax properties, partially offset by the sale of Thompson Creek.

/(10)/The addition of over 2 billion tons to coal reserves in 1993 was due mostly to the merger with Amax and the acquisition of the Cumberland mine in Pennsylvania. Production from former Amax operations was 6.4 million tons for the period November 15 through year end.

STOCK MARKET INFORMATION

Cyprus Amax Common Stock is traded on the New York Stock Exchange (NYSE) under the symbol "CYM." The ranges of actual trade prices by quarters for the Common Stock, as reported by the NYSE, are set forth below.

ACTUAL TRADE PRICES
                                        Common Stock
                          -----------------------------------------
                                1995                   1994
                          -----------------------------------------
Period                     High        Low        High      Low
                          -----------------------------------------
1st Quarter               $29 7/8    $24 3/4     $33 1/8    $26 3/8
2nd Quarter               $29        $25 3/8     $31 5/8    $25 3/4
3rd Quarter               $32 1/8    $27         $32 1/2    $28 3/8
4th Quarter               $28 1/2    $24 1/4     $31 5/8    $23 7/8


In addition to its Common Stock, Cyprus Amax has 4,664,783 shares of $4.00 Series A Convertible Preferred Stock outstanding as of February 26, 1996. These shares are held by two registered shareholders. Each share of Series A Convertible Preferred Stock carries the right to receive a dividend of $4.00 per year. Dividends are paid out of funds legally available when and if declared by the Board of Directors. Due to the limited number of shareholders, there is no market for these shares.

During 1995, Cyprus Amax declared cash dividends amounting to $.80 and $4.00 per share on its Common Stock and Series A Convertible Preferred Stock, respectively. During 1994, Cyprus Amax declared cash dividends amounting to $.90 and $4.00 per share on its Common Stock and Series A Convertible Preferred Stock, respectively. On February 15, 1996, the Board of Directors of Cyprus Amax declared dividends of $.20 per share of the Common Stock for shareholders of record on April 10, 1996, and a regular quarterly dividend of $1.00 per share of Series A Convertible Preferred Stock for shareholders of record on February 26, 1996. The Board of Directors will continue to evaluate the Company's performance and the appropriateness of dividends. It is currently anticipated that dividends will continue to be paid during 1996.

The closing trade price per share of the Common Stock on February 26, 1996, as reported by the NYSE was $26 1/8. As of February 26, 1996, the number of registered shareholders of Cyprus Amax Common Stock was approximately 45,000.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The information about the Directors of the Company required by this item is located in Cyprus Amax's Proxy Statement for the 1996 Annual Meeting to be filed within 120 days after the end of the fiscal year. Information about the Executive Officers of the Company required by this item appears in Part I of this Annual Report on Form 10-K.*

ITEM 11. EXECUTIVE COMPENSATION

   The information required by this item appears in Cyprus Amax's Proxy Statement for the 1996 Annual Meeting to be filed within 120 days after the end of the fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The information required by this item appears in Cyprus Amax's Proxy Statement for the 1996 Annual Meeting to be filed within 120 days after the end of the fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The information required by this item appears in Cyprus Amax's Proxy Statement for the 1996 Annual Meeting to be filed within 120 days after the end of the fiscal year.

------------
* References in this Annual Report on Form 10-K to material contained in Cyprus Amax's Proxy Statement for the 1996 Annual Meeting to be filed within 120 days after the fiscal year incorporate such material into this Report by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

   (a) The following financial statements are filed as part of this Report:

      1. Financial Statements are included on the pages of this report as set forth below:

                                                                                         PAGES IN THIS
                                                                                           FORM 10-K
                                                                                 -----------------------------
         Report of Independent Accountants.....................................              43
         Consolidated Statement of Operations for each of the three years in
           the period ended December 31, 1995..................................              44
         Consolidated Balance Sheet at December 31, 1995 and 1994..............              45
         Consolidated Statement of Cash Flows for each of the three years
           in the period ended December 31, 1995...............................              46
         Consolidated Statement of Shareholders' Equity for each of the three
           years in the period ended December 31, 1995.........................              47
         Notes to Consolidated Financial Statements............................           48-72

      2. Financial Statement Schedule:
                                                                                         PAGES IN THIS
                                                                                           FORM 10-K
                                                                                 -----------------------------

         Report of Independent Accountants on Financial Statement
           Schedule............................................................              85
         For the three years in the period ended December 31, 1995:
           Schedule VIII -- Valuation and Qualifying Accounts and
           Reserves............................................................              86

   Schedules not included in this Form 10-K have been omitted because they are not applicable or the required information is shown in the financial statements in the 1995 Annual Report or notes thereto. Separate financial statements of 50 percent or less owned companies accounted for by the equity method have been omitted since, if considered in the aggregate, they would not constitute a significant subsidiary.

        3. The following exhibits are filed with this Annual Report on Form 10-
           K. The exhibit numbers correspond to the numbers assigned in Item 601 of Regulation S-K.


      EXHIBIT
      NUMBER                             DOCUMENT
      ------                             --------

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


           4  (a)  Form of Indenture between Cyprus Minerals Company and
                   United States Trust Company, as Trustee (including form of the Notes), relating to the 10 1/8% Notes due 2002, incorporated by reference from Exhibit 4(a) to the Registration Statement on Form S-3, File No. 33-33869.

              (b) Form of Indenture between Cyprus Minerals Company and Ameritrust Texas National Association, as Trustee (including form of the Debentures), relating to the 8 3/8% Debentures due 2023 and 6 5/8% Notes due 2005, incorporated by reference from Exhibit 4.1 to the Report on Form 8-K dated January 28, 1993, and Exhibit 4.2 to the Report on Form 8-K dated October 21, 1993.

              (c) Form of Indenture between Cyprus Amax Minerals Company and the First Bank of Chicago, as Trustee (including form of the Notes), relating to the 7 3/8% Notes due 2007 incorporated by reference from the Registration Statement on Form S-3, File 33-54097.

            EXHIBIT
            NUMBER                         DOCUMENT
            -------                        --------

              4  (d)  Rights Agreement between The Chase Manhattan Bank, N.A.
                      and Cyprus Minerals Company, dated February 23, 1989, as amended through the date of signing of this Annual Report on Form 10-K, incorporated by reference from Exhibit 2 to the Report on Form 8-K dated January 29, 1990; Exhibit 4 to the Report on Form 8-K dated January 29, 1990; Exhibit 1 to the Report on Form 8-K dated June 29, 1993; and from
                      Exhibit 8 to the Report on Form 8-K dated December 14,
                      1995.

                 (e) Certificate of Adjustment dated as of January 22, 1990, incorporated by reference from Exhibit 3 to the Report on Form 8-K dated January 29, 1990.

                 (f) Certificate of Designations of Series A Junior Participating Preferred Stock, incorporated by reference from Exhibit 3(a) to the Annual Report on Form 10-K for the period ended December 31, 1988, and from Exhibit 7 to the Report on Form 8-A/A dated June 29, 1993.

                 (g) Certain instruments with respect to long-term debt of the Registrant have not been filed as Exhibits to this Report since the total amount of securities authorized under any such instrument does not exceed 10% of the total assets of the Registrant and its subsidiaries on a consolidated basis. The Registrant agrees to furnish a copy of each such instrument to the Securities and Exchange Commission upon request.


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

                 (a) Amended and Restated Employment Agreement between Cyprus Amax Minerals Company and Milton H. Ward.

                 (b) Cyprus Amax Minerals Company Executive Officer Separation Policy, as amended through the date of signing of the Annual Report on Form 10-K, incorporated by reference from
                      Exhibit 10(m) to the Annual Report on Form 10-K for the period ended December 31, 1993, and including the additional amendments filed with this report.

            EXHIBIT
            NUMBER                       DOCUMENT
            -------                      --------

              10  (c)  Contracts regarding employment between Cyprus Minerals
                       Company and certain executive officers, incorporated by reference from Exhibit 10(i) to the Annual Report on Form 10-K for the period ended December 31, 1993, and including the Clarifying Addendum filed with this report.

                  (d) 1993 Key Executive Long-term Incentive Plan between Cyprus Minerals Company and certain executive officers.

                  (e) Deferred Compensation Plan for Selected Employees of Cyprus Amax Minerals Company, incorporated by reference from Exhibit 10(i) to the Annual Report on Form 10-K for the period ended December 31, 1994.

                  (f) Deferred Compensation Plan for Non-Employee Directors of Cyprus Amax Minerals Company, incorporated by reference from Exhibit 10(c) to the Annual Report on Form 10-K for the period ended December 31, 1994.

                  (g) Full Retirement Benefit Plan for Certain Salaried Employees, as amended through the date of signing of the Annual Report on Form 10-K, incorporated by reference from Exhibit 10(c) to the Annual Report on Form 10-K for the period ended December 31, 1988; Exhibit 10(c) to the Annual Report on Form 10-K for the period ended December 31, 1989; Exhibit 10(b) to the Annual Report on Form 10-K for the period ended December 31, 1990; and Exhibit 10(b) to the Annual report on Form 10-K for the period ended December 31, 1992; and Exhibit 10(d) to the Annual Report on Form 10-K for the period ended December 31, 1994.

                  (h) Restorative retirement plans, as amended through the date of signing of the Annual Report on Form 10-K, incorporated by reference from Exhibit 10(c) to the Annual Report on Form 10-K for the period ended December 31, 1986; Exhibit 10(c) to the Annual Report on Form 10-K for the period ended December 31, 1989; Exhibit 10(b) to the Annual Report on Form 10-K for the period ended December 31, 1990; and Exhibit 10(a) to the Annual Report on Form 10-K for the period ended December 31, 1992; and
                       Exhibit 10(e) to the Annual Report on Form 10-K for the period ended December 31, 1994.

                  (i) Excess Defined Contribution Plan, as restated through the date of signing of this Annual Report on Form 10-K, incorporated by reference from Exhibit 10(f) to the Annual Report on Form 10-K for the period ended December 31, 1994.

         EXHIBIT
         NUMBER                            DOCUMENT
         -------                           --------

         10   (j) Stock Purchase Agreement dated March 1, 1994, between Amax
                  Coal Company and Union Pacific Resources Company, incorporated by reference from Exhibit 7(c-2) to the Report on Form 8-K dated March 31, 1994.

              (k) Amended and Restated 1988 Stock Option Plan of Cyprus Amax
                  Minerals Company, incorporated by reference to Exhibit 99 to the Registration Statement on Form S-8 dated November 12, 1993.

              (l) Change of Control Employment Agreements between Cyprus Amax
                  Minerals Company and certain executive officers, incorporated by reference from Exhibit 10(j) to the Annual Report on Form 10-K for the period ended December 31, 1993.

              (m) 1994 Management Incentive Program of Cyprus Amax Minerals
                  Company and its Participating Subsidiaries, incorporated by reference from Exhibit 10(l) to the Annual Report on Form 10-K for the period ended December 31, 1993.

              (n) Cyprus Amax Minerals Company 1995 Bonus Incentive Program,
                  incorporated by reference from Exhibit 10(a) to the Annual Report on Form 10-K for the period ended December 31, 1994.

              (o) Stock Plan for Non-Employee Directors of Cyprus Minerals
                  Company, incorporated by reference to Exhibit 28 to the Report on Form 10-Q for the quarter ended September 30, 1992.

              (p) Amended and Restated Management Incentive Program of Cyprus
                  Minerals Company and its Participating Subsidiaries, incorporated by reference to Exhibit 28 to the Registration Statement on Form S-8, File No. 33-53794.

              (q) Cyprus Minerals Company Nonqualified Retirement Plan for Non-
                  Employee Directors, incorporated by reference from Exhibit 10(c) to the Annual Report on Form 10-K for the period ended December 31, 1990.


         11   Statement re computation of per share earnings.


         21   Subsidiaries of the Registrant.

         EXHIBIT
         NUMBER                  DOCUMENT
         -------                 --------

            23  Consent of Price Waterhouse LLP.


            27  Financial Data Schedule.


            99 Financial Statements comprising the Annual Report of the Cyprus Amax Minerals Company Savings Plan and Trust.*

------------
* To be filed by amendment within 180 days of the plan's fiscal year end, in accordance with Rule 15d-21.

        (b) The following 8-Ks were filed during the last quarter of the period covered by this Report on Form 10-K:

             A current report on Form 8-K dated December 14, 1995, reporting the fourth amendment to the Rights Agreement between Cyprus Amax Minerals Company and Society National Bank, as Rights Agent.

                                   SIGNATURES

   PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED ON THE 27 DAY OF MARCH 1996.

                                  CYPRUS AMAX MINERALS COMPANY
                                    (REGISTRANT)

                                  By    /s/  Gerald J. Malys
                                        --------------------
                                           GERALD J. MALYS
                                    Senior Vice President and Chief
                                           Financial Officer

   PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES INDICATED ON MARCH 27, 1996.

               SIGNATURES                    TITLES
               ----------                    ------

          /s/  Milton H. Ward     Chairman of the Board, Director,
          -------------------     President, and Chief Executive Officer
             MILTON H. WARD

            /s/  Allen Born       Vice Chairman of the Board and Director
            ---------------
               ALLEN BORN

          /s/  Gerald J. Malys    Senior Vice President and Chief
          --------------------    Financial Officer
             GERALD J. MALYS      (Principal Financial Officer)

            /s/  John Taraba      Vice President and Controller (Principal
            ----------------      Accounting Officer)
               JOHN TARABA

        /s/  Linda G. Alvarado    Director
        ----------------------
            LINDA G. ALVARADO

         /s/  George S. Ansell    Director
         ---------------------
            GEORGE S. ANSELL

      /s/  William C. Bousquette  Director
      --------------------------
         WILLIAM C. BOUSQUETTE

         /s/  Thomas V. Falkie    Director
         ---------------------
            THOMAS V. FALKIE

         /s/  Ann Maynard Gray    Director
        ---------------------
           ANN MAYNARD GRAY

   /s/  James C. Huntington, Jr.  Director
   -----------------------------
      JAMES C. HUNTINGTON, JR.

       /s/  Michael A. Morphy     Director
       ----------------------
          MICHAEL A. MORPHY

     /s/  Rockwell A. Schnabel    Director
     -------------------------
        ROCKWELL A. SCHNABEL

        /s/  Theodore M. Solso    Director
        ----------------------
           THEODORE M. SOLSO

        /s/  John Hoyt Stookey    Director
        ----------------------
           JOHN HOYT STOOKEY

        /s/  James A. Todd, Jr.   Director
        -----------------------
           JAMES A. TODD, JR.

         /s/  Billie B. Turner    Director
         ---------------------
            BILLIE B. TURNER

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Shareholders of Cyprus Amax Minerals Company:

   Our audits of the consolidated financial statements referred to in our report dated February 14, 1996, appearing on page 43 of this report also included an audit of the Financial Statement Schedule listed in Item 14(a) of this Form 10-
K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



/s/ Price Waterhouse LLP

PRICE WATERHOUSE LLP
Denver, Colorado
February 14, 1996

                                 SCHEDULE VIII
                 CYPRUS AMAX MINERALS COMPANY AND SUBSIDIARIES
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                         FOR THE YEAR ENDED DECEMBER 31
                             (MILLIONS OF DOLLARS)

                                                            ADDITIONS
                                                      --------------------
                                                       CHARGED   CHARGED
                                          BALANCE AT     TO         TO                  BALANCE AT
                                          BEGINNING   COSTS AND   OTHER                   END OF
MATERIAL AND SUPPLIES INVENTORY            OF YEAR    EXPENSES   ACCOUNTS  DEDUCTIONS      YEAR
----------------------------------------  ----------  ---------  --------  -----------  ----------
1995
 Deducted from asset accounts:
   Reserve for material and supplies
     inventory                                $23         $7        $2        $(8)         $24
                                             ====        ====      ====       ====         ====
1994
 Deducted from asset accounts:
   Reserve for material and supplies
     inventory                                $21         $1        $7        $(6)         $23
                                             ====        ====      ====       ====         ====
1993
 Deducted from asset accounts:
   Reserve for material and supplies
     inventory                                $33         $1        $-        $(13)/(1)/   $21
                                             ====        ====      ====       ====         ====

DOUBTFUL ACCOUNTS AND NOTES RECEIVABLE
----------------------------------------
1995
 Deducted from asset accounts:
   Reserve for doubtful accounts and
     notes receivable-current                 $ 5         $2        $3        $ (2)         $ 8
   Reserve for doubtful accounts and
     notes receivable-noncurrent                5          -         -           -            5
                                             ----        ----      ----       ----         ----
      Total                                   $10         $2        $3        $ (2)         $13
                                             ====        ====      ====       ====         ====
1994
 Deducted from asset accounts:
   Reserve for doubtful accounts and
     notes receivable-current                 $ 2         $-        $3        $  -          $ 5
   Reserve for doubtful accounts and
     notes receivable-noncurrent                5          -         1          (1)           5
                                             ----        ----      ----       ----         ----
      Total                                   $ 7         $-        $4        $ (1)         $10
                                             ====        ====      ====       ====         ====
1993
  Deducted from asset accounts:
   Reserve for doubtful accounts and
      notes receivable-current                $ 2         $-        $1        $ (1)         $ 2
   Reserve for doubtful accounts and
      notes receivable-noncurrent               5          -         3          (3)           5
                                             ----        ----      ----       ----         ----
   Total                                      $ 7         $-        $4        $ (4)         $ 7
                                             ====        ====      ====       ====         ====

------------
/(1)/ Amount includes the elimination of reserves for operations sold or shut down ($4 million); remainder represents deductions for transfers, usage, returns, and obsolescence due to the material and supply inventory reduction program.

                               INDEX TO EXHIBITS

      EXHIBIT
      NUMBER                             DOCUMENT
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

              (a) Amended and Restated Employment Agreement between Cyprus Amax Minerals Company and Milton H. Ward.

              (b) Cyprus Amax Minerals Company Executive Officer Separation Policy, as amended through the date of signing of the Annual Report on Form 10-K, incorporated by reference from Exhibit 10(m) to the Annual Report on Form 10-K for the period ended December 31, 1993 and including the additional amendments filed with this report.

              (c) Contracts regarding employment between Cyprus Minerals Company and certain executive officers, incorporated by reference from Exhibit 10(i) to the Annual Report on Form 10-K for the period ended December 31, 1993, and including the Clarifying Addendum filed with this report.

              (d) 1993 Key Executive Long-term Incentive Plan between Cyprus Amax Minerals Company and certain executive officers.

          11  Statement re computation of per share earnings.

          21  Subsidiaries of the Registrant.

          23  Consent of Price Waterhouse LLP.

          27  Financial Data Schedule.

------------

   (b) The following 8-Ks were filed during the last quarter of the period covered by this Report on Form 10-K:

           A current report on Form 8-K dated December 14, 1995, reporting the fourth amendment to the Rights Agreement between Cyprus Amax Minerals Company and Society National Bank, as Rights Agent.