Form 10-Q
period 1996-03-31
CYPRUS AMAX MINERALS CO
filed 1996-05-15
CIK 769589

                                  FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549


                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended  March 31, 1996    Commission File Number 1-10040
                  ----------------                          -------


                          CYPRUS AMAX MINERALS COMPANY
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



          Delaware                                     36-2684040
- -------------------------------------------------------------------------------
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                   Identification Number)



9100 East Mineral Circle, Englewood, Colorado                    80112
- -------------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip Code)


                                 (303) 643-5000
- -------------------------------------------------------------------------------
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

Number of shares of common stock outstanding as of May 14, 1996, was 93,081,881
                                                                     ----------
shares.


                         This report contains 23 pages.

                        PART I.   FINANCIAL INFORMATION
                        -------------------------------

ITEM 1.   FINANCIAL STATEMENTS
- ------------------------------

                 CYPRUS AMAX MINERALS COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                      (IN MILLIONS EXCEPT PER SHARE DATA)


                                                             (Unaudited)
                                                            Three Months
                                                           Ended March 31,
                                                    -----------------------------
                                                        1996           1995/(1)/
                                                    ------------    -------------
REVENUE                                                   $  684        $  807
                                                          ------        ------
COSTS AND EXPENSES
Cost of Sales                                                477           560
Selling and Administrative Expenses                           31            27
Depreciation, Depletion, and Amortization                     72            77
Exploration Expense                                            7             5
                                                          ------        ------
TOTAL COSTS AND EXPENSES                                     587           669
                                                          ------        ------
INCOME FROM OPERATIONS                                        97           138
OTHER INCOME (EXPENSE)
Interest Income                                                6             5
Interest Expense                                             (42)          (30)
Capitalized Interest                                          19             7
Earnings on Equity Investments and Other                       2             -
                                                          ------        ------
INCOME BEFORE INCOME TAXES AND MINORITY INTEREST              82           120
Income Tax Provision                                         (20)          (25)
Minority Interest                                              -             2
                                                          ------        ------
NET INCOME                                                    62            97
Preferred Stock Dividends                                     (5)           (5)
                                                          ------        ------
INCOME APPLICABLE TO COMMON SHARES                        $   57        $   92
                                                          ======        ======

EARNINGS PER COMMON SHARE
 Primary                                                  $  .62        $ 1.00
                                                          ======        ======
 Fully Diluted                                            $  .62/(2)/   $  .94
                                                          ======        ======

AVERAGE COMMON SHARES OUTSTANDING
 Primary                                                    93.1          92.8
 Fully Diluted                                             102.9         102.7


See accompanying notes to consolidated financial statements.

/(1)/1995 has been restated to reflect the consolidation of Amax Gold effective
     January 1, 1995.
/(2)/Fully diluted earnings per share were less than 3 percent dilutive.

                 CYPRUS AMAX MINERALS COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                       (IN MILLIONS EXCEPT SHARE AMOUNTS)

                                                           (Unaudited)
                                                            March 31,   December 31,
                ASSETS                                        1996          1995
                                                           -----------  -------------
CURRENT ASSETS
Cash and Cash Equivalents                                      $  181         $  191
Accounts and Notes Receivable, Net                                307            320
Inventories                                                       482            447
Prepaid Expenses                                                   97            119
Deferred Income Taxes                                              10             13
                                                               ------         ------
    Total Current Assets                                        1,077          1,090
PROPERTIES - At Cost, Net                                       4,860          4,601
OTHER ASSETS                                                      531            505
                                                               ------         ------
    Total Assets                                               $6,468         $6,196
                                                               ======         ======
         LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Short-Term Debt                                                $  255         $  109
Current Portion of Long-Term Debt                                  51             63
Accounts Payable                                                  146            157
Accrued Payroll and Benefits                                       87             98
Accrued Royalties and Interest                                     65             55
Accrued Closure, Reclamation and Environmental                     65             63
Other Accrued Liabilities                                          97            115
Taxes Payable, Other Than Income Taxes                             66             58
Income Taxes Payable                                               67             61
Dividends Payable                                                  19             19
                                                               ------         ------
    Total Current Liabilities                                     918            798
                                                               ------         ------
NONCURRENT LIABILITIES AND DEFERRED CREDITS
Long-Term Debt                                                  1,857          1,734
Capital Lease Obligations                                         141            143
Deferred Employee and Retiree Benefits                            416            412
Deferred Closure, Reclamation and Environmental                   329            348
Deferred Income Taxes                                              65             58
Other                                                             162            170
                                                               ------         ------
    Total Noncurrent Liabilities and Deferred Credits           2,970          2,865
                                                               ------         ------
MINORITY INTEREST                                                 172            168
SHAREHOLDERS' EQUITY
Preferred Stock, $1 Par Value,
20,000,000 Shares Authorized:
$4.00 Series A Convertible Stock, $50 Stated Value,
 4,666,667 Authorized, 4,664,783 Issued and Outstanding
     in 1996 and 1995                                               5              5
Series A Preferred Stock, 500,000 Shares
 Authorized, None Issued or Outstanding
Common Stock, Without Par Value,
150,000,000 Shares Authorized,
Issued 96,030,183 in 1996 and 96,030,198 in 1995                    1              1
Paid-In Surplus                                                 2,950          2,956
Accumulated Deficit                                              (426)          (465)
Other                                                               6              2
                                                               ------         ------
                                                                2,536          2,499
Treasury Stock at Cost, 2,878,145 Shares in 1996
 and 3,066,615 Shares in 1995                                     (66)           (70)
Loan to Savings Plan                                              (62)           (64)
                                                               ------         ------
    Total Shareholders' Equity                                  2,408          2,365
                                                               ------         ------
    Total Liabilities and Shareholders' Equity                 $6,468         $6,196
                                                               ======         ======

See accompanying notes to consolidated financial statements.

                 CYPRUS AMAX MINERALS COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN MILLIONS)

                                                             (Unaudited)
                                                            Three Months
                                                           Ended March 31,
                                                         -------------------
                                                          1996    1995/(1)/
                                                         ------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                               $  62   $       97
  Depreciation, Depletion, and Amortization                 72           77
  Deferred Income Taxes                                     10            3
  Gain on Sale of Assets                                    (9)           1
  Changes in Assets and Liabilities Net of Effects
   from Businesses Acquired/Sold                           (40)           -
  Other                                                      7           13
                                                         -----   ----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                  102          191
                                                         -----   ----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital Expenditures                                    (255)        (122)
  Payments for Businesses Purchased                        (70)           -
  Capitalized Interest                                     (19)          (7)
  Advances to and Investments in Affiliates                 (9)         (62)
  Proceeds from Sale of Assets                              10            7
  Cash Effect of Consolidating Amax Gold                     -           37
                                                         -----   ----------
NET CASH USED FOR INVESTING ACTIVITIES                    (343)        (147)
                                                         -----   ----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net Proceeds from Issuance of Long-Term Debt             127           40
  Net Borrowings on Short-Term Debt                        149            -
  Payments on Debt and Other Obligations                   (21)         (17)
  Proceeds from Issuance of Stock for Employee Benefits      1            -
  Dividends Paid                                           (23)         (23)
  Dividends to Minority Interests                           (2)          (2)
                                                         -----   ----------
NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES       231           (2)
                                                         -----   ----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS       (10)          42
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR             191          139
                                                         -----   ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD               $ 181   $      181
                                                         =====   ==========


See accompanying notes to consolidated financial statements.


/(1)/1995 has been restated to reflect the consolidation of Amax Gold effective
     January 1, 1995.

                 CYPRUS AMAX MINERALS COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  BASIS OF PRESENTATION
- ------------------------------

The accompanying interim unaudited financial statements include all adjustments which are, in the opinion of management, necessary for a fair presentation. Results for any interim period are not necessarily indicative of the results that may be achieved in future periods. The financial information as of this interim date should be read in conjunction with the financial statements and notes thereto contained in Cyprus Amax's Annual Report on Form 10-K for the year ended December 31, 1995. Additionally, the first quarter of 1995 has been restated to reflect the consolidation of Amax Gold effective January 1, 1995.

NOTE 2.  INVENTORIES
- --------------------

Inventories detailed by component are summarized below (in millions):

                                     (Unaudited)
                                      March 31,   December 31,
                                        1996          1995
                                     -----------  ------------
Component
   In-Process Ores, Concentrates,
  and Other                               $ 214          $ 212
 Finished Goods                             185            156
 Materials and Supplies                      83             79
                                          -----          -----
                                          $ 482          $ 447
                                          =====          =====

NOTE 3.  FAIR VALUE OF FINANCIAL INSTRUMENTS
- --------------------------------------------

The estimated fair values for financial instruments under SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," are made at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. At March 31, 1996, the net carrying value of financial instruments approximated a $1,441 million liability, whereas the fair value approximated a $1,525 million liability. The difference in fair value is primarily due to lower interest rates.

NOTE 4.  CONTINGENCIES
- ----------------------

Cyprus Tohono Mining Company was informed in late 1995 by the office of the Assistant U.S. Attorney in Tucson, Arizona that an action was being considered under federal environmental laws against Cyprus Tohono Corporation and certain of its employees. The facts giving rise to this matter involved a break in the process line at Tohono occurring in 1992. It is not possible to state with reasonable certainty at this time what action will be taken by the government.

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

Cyprus Miami and other companies, in conjunction with the Arizona Department of Environmental Quality's Water Quality Assurance Revolving Fund program, continued remediation and assessment of groundwater quality at Pinal Creek near Miami, Arizona throughout 1995. The ongoing program, initiated in 1989, has resulted in continued improvement of subsurface water quality in the area.
While the adequacy of current remedial efforts and the allocation of expenditures among responsible parties will not be known until the assessment phase is completed or beyond, the 1993 completion of risk assessment studies allowed further definition of probable costs for continued study and ongoing treatment. Cyprus Miami also is a defendant in a lawsuit brought by certain Miami and Globe area landowners claiming damages relating to allegedly impaired ground water quality in the Pinal Creek area. It is not possible at this time to reasonably estimate a loss, if any, that may result from the lawsuit because of the preliminary nature of discovery in the case and because of the preliminary status of the related ongoing remedial assessment. A reasonable estimate of any future material obligations, if any, is expected to be possible by 1997.

At March 31, 1996, Cyprus Amax had accruals of approximately $395 million for expected future mine closure, reclamation, and environmental remediation liabilities. Total reclamation costs for Cyprus Amax at the end of current mine lives are estimated at about $550 million. Additionally, the cost range of reasonably possible outcomes for sites where remediation costs are estimable is from $60 million to $300 million of which approximately $83 million was reserved at March 31, 1996. Work on these sites is expected to be substantially completed in the next several years, subject to the inherent delays involved in the process. Remediation costs that could not be reasonably estimated at March 31, 1996, are not expected to have a material impact on the financial condition and ongoing operations of the Company.

NOTE 5.  INFORMATION BY INDUSTRY SEGMENT
- ----------------------------------------

Cyprus Amax operates in three principal industry segments -- Copper/Molybdenum, Coal, and Other -- which supply mineral products primarily to the construction, automobile, steel, and utility industries and gold to banks and other bullion dealers. The financial information for these segments is presented below (in millions):

                                                              (Unaudited)
                                                              Three Months
                                                             Ended March 31,
                                                     -------------------------------
                                                         1996          1995/(1)/
                                                     -------------  ----------------
               Segment Revenue

                       Copper/Molybdenum                    $ 340        $      462
                       Coal                                   285               302
                       Other                                   59                43
                                                            -----        ----------

                                                            $ 684        $      807
                                                            =====        ==========

               Segment Operating Income (Loss)

                       Copper/Molybdenum                    $  86        $      128
                       Coal                                    22                31
                       Other                                    4                (6)
                                                            -----        ----------

                                                              112               153

               Corporate                                      (15)              (15)
               Interest, Net                                  (17)              (18)
               Earnings on Equity Investments and Other         2                 -
                                                            -----        ----------

                       Income Before Income Taxes
                         and Minority Interest                 82               120
               Income Tax Provision                           (20)              (25)
               Minority Interest                                -                 2
                                                            -----        ----------

                       Net Income                           $  62        $       97
                                                            =====        ==========


/(1)/1995 has been restated to reflect the consolidation of Amax Gold effective
     January 1, 1995.

REVIEW BY INDEPENDENT ACCOUNTANTS
- ---------------------------------

The financial information as of March 31, 1996, and for the three-month periods ended March 31, 1996 and 1995, included in Part I pursuant to Rule 10-01 of Regulation S-X has been reviewed by Price Waterhouse LLP, the Company's independent accountants, in accordance with standards established by the American Institute of Certified Public Accountants. Price Waterhouse LLP's report is included as page 9 of this quarterly report.

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

                       REPORT OF INDEPENDENT ACCOUNTANTS
                       ---------------------------------


To the Board of Directors and Shareholders of Cyprus Amax Minerals Company

We have reviewed the accompanying consolidated balance sheet of Cyprus Amax Minerals Company and its subsidiaries as of March 31, 1996, and the related consolidated statements of operations and of cash flows for the three-month periods ended March 31, 1996 and 1995. These financial statements are the responsibility of the Company's management.

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

We previously audited in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1995, and the related consolidated statements of operations, of shareholder's equity, and of cash flows for the year then ended (not presented herein), and in our report dated February 14, 1996, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 1995, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.



Price Waterhouse LLP

Denver, Colorado
May 15, 1996

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
- -------------------------------------------------------------------------
FINANCIAL CONDITION
- -------------------

RESULTS OF OPERATIONS
- ---------------------

CYPRUS AMAX MINERALS COMPANY reported consolidated net income of $62 million, or 62 cents per share, on revenue of $684 million for the first quarter of 1996, compared to 1995 earnings of $97 million, or $1.00 per share, on revenue of $807 million. Lower 1996 first quarter earnings resulted from lower copper, molybdenum and coal realizations and adverse weather which affected Eastern and Midwestern coal operations, partially offset by lower copper cost of sales and higher sales of produced copper.

                                                     Three Months Ended
                                                          March 31,
                                                     ------------------
SELECTED RESULTS (In millions except per share data)   1996     1995
                                                     --------  --------
Revenue                                                 $ 684  $ 807
Net Income                                              $  62  $  97
Earnings Per Share                                      $ .62  $1.00

The 1996 first quarter revenue of $684 was $123 million lower than the comparable 1995 quarter because of 16 cents per pound lower copper realizations, $1.98 per pound lower molybdenum realizations, 79 cents per ton lower coal realizations and lower molybdenum sales.

Segment income is earnings before corporate overhead, interest, equity and other, income taxes, and minority interest.

COPPER/MOLYBDENUM
                                                     Three Months Ended
                                                          March 31,
                                                     ------------------
SELECTED RESULTS (In millions)                         1996      1995
                                                     --------   -------
Revenue                                                $ 340     $ 462
Segment Operating Income                               $  86     $ 128

COPPER/MOLYBDENUM earned $86 million during the first quarter, compared to earnings of $128 million in the 1995 period. Earnings reflected lower molybdenum results of $35 million and 12 percent lower copper realizations, partially offset by five cents per pound lower costs of copper sold and 12 million pounds higher sales of produced copper.

First quarter copper realizations averaged $1.17 per pound, 16 cents lower than in the 1995 quarter. Cyprus Amax has price protection programs in place with copper put options for 1996 and both put and synthetic put options for 1997 which ensure a minimum average realization on an LME basis of 90 cents per pound on 525 million pounds for the remainder of 1996, and 96 cents per pound on approximately 700 million pounds for 1997. In the first quarter of 1996, a price protection program was established by El Abra to ensure a minimum average realization on an LME basis of 90 cents in 1997 on approximately 400 million pounds with a cap of $1.25 per pound on approximately 145 million pounds.
Cyprus Amax's share of El Abra is 51 percent.

                                                   Three Months Ended
                                                       March 31,
                                                   ------------------
OTHER OPERATING DATA (In millions except as noted)   1996      1995
                                                   --------  --------
Copper Sales Volume, Pounds                             198    203
Produced Copper Sold, Pounds                            172    160
Copper Production, Pounds                               173    159

Average Copper Realization, $/Pound                   $1.17  $1.33
Cost of Sales, $/Pound                                $ .77  $ .82
Net Cash Cost, $/Pound                                $ .70  $ .49
Full Cost, $/Pound                                    $ .79  $ .59

Bagdad
- ------
Production - Pounds                                      54     53
Material Mined - Tons                                  16.1   15.0
Ore Mined - Tons                                        8.1    7.9
Stripping Ratio                                         .99    .90
Ore Milled - Tons                                       7.5    7.6
Ore Grade - %                                           .39    .39

Miami
- -----
Production - Pounds                                      34     25
Material Mined - Tons                                  26.1   17.4
Ore Mined - Tons                                        7.7    5.8
Stripping Ratio                                        2.37   2.03
Ore Grade - %                                           .48    .48

Sierrita
- --------
Production - Pounds                                      57     57
Material Mined - Tons                                  24.9   18.7
Ore Mined - Tons                                        9.9   10.5
Stripping Ratio                                        1.47    .72
Ore Milled - Tons                                       9.9   10.0
Ore Grade - %                                           .29    .30

Molybdenum Sales - Pounds                                16     22
Produced Molybdenum Sold - Pounds                        16     22
Molybdenum Production - Pounds                           14     20
Average Realization - $/Pound                          5.65   7.63

Henderson
- ---------
Production - Pounds                                       7     11
Material Mined - Tons                                   1.5    2.1
Ore Milled - Tons                                       1.5    2.1
Ore Grade - %                                           .26    .31

During the quarter, Cyprus Amax sold 172 million pounds of produced copper, 12 million pounds more than in the 1995 first quarter. Cost of sales decreased five cents per pound from the 1995 period to 77 cents per pound for the first quarter of 1996. This change reflects higher inventoried molybdenum by-product credits mostly in the fourth quarter of 1995, lower smelting and refining costs and lower sulfide costs partially offset by higher solvent extraction costs at Miami and Tohono.

First quarter net cash costs for copper equalled 70 cents per pound compared to 49 cents per pound for the first quarter of 1995. A 20 cent reduction in molybdenum by-product credits to 17 cents per pound in the first quarter of 1996 compared to 37 cents per pound in 1995 was primarily responsible for this variance. Higher solvent extraction solution feed grades and flow rates at Cerro Verde and higher flow rates at Miami offset the expense of higher stripping rates at Miami and Sierrita. Cash costs at Cerro Verde declined by 14 percent in the quarter compared to the same period in 1995.

Copper production totalled 173 million pounds for the quarter compared to 159 million pounds in 1995. Increased production at Miami of 35 percent and Cerro Verde of nearly 50 percent accounted for the majority of this improvement reflecting higher flow rates through the solvent extraction plants. Cyprus Amax's 1996 copper production should reach about 750 million pounds.

During the quarter, both the smelter and refinery at Miami operated above expectations and the smelter throughput exceeded design capacity. On May 1, 1996, a smelter turnaround commenced to perform normal annual maintenance. Full production is scheduled to resume by mid-May.

Management expects copper demand in 1996 to increase by two percent led by growth in North America and Southeast Asia. Management also expects World-wide supply to likely rise by greater than five percent with strong growth in Chile and Japan partially offset by lower exports from the former East Bloc.

Molybdenum operations earned $15 million for the first quarter of 1996 compared to $50 million for the year earlier period. Production of 14 million pounds was comparable to the fourth quarter 1995, but decreased from 20 million pounds in the first quarter 1995. Produced sales increased to 16 million pounds from 15 million pounds in the fourth quarter 1995, but decreased from 22 million pounds for the first quarter 1995. First quarter 1996 realizations, including downstream products, averaged $5.65 per pound compared to $7.63 per pound during the first quarter of 1995. During the 1996 quarter, world spot molybdenum oxide prices averaged $4.12 per pound.


COAL
                                Three Months Ended
                                    March 31,
                                ------------------
SELECTED RESULTS (In millions)    1996     1995
                                --------  --------
Revenue                           $ 285    $ 302
Segment Operating Income          $  22    $  31

Coal reported first quarter earnings of $22 million compared to 1995 first quarter earnings of $31 million. Lower earnings principally reflect lower realizations due to the expiration of a long-term contract in Kentucky and the renegotiated terms of a contract with PSI Energy, Inc. Additionally, adverse weather in the East and Midwest and lower production at Twentymile in Colorado due to completion of mining in the Southwest district and establishment of the first longwall panel in the new East Mine district had a negative effect on earnings of approximately $9 million. Partially offsetting these impacts was lower depreciation as a result of the 1995 coal write-down and 50 percent higher shipments in Pennsylvania reflecting strong demand.

                                                      Three Months Ended
SELECTED OPERATING DATA                                     March 31,
                                                     ---------------------
                                                        1996        1995
                                                     ---------    --------
Sales Volume - Millions of Tons
- -----------------------------------------
 Eastern Mines                                            6.9         6.6
 Western Mines - Powder River Basin                       8.9         9.0
 Western Mines - Other                                    2.2         2.7
                                                       ------      ------
  Total Sales                                            18.0        18.3
                                                       ------      ------
 Oakbridge Equity Share                                   1.5         1.5
Average Realization - $/Ton                            $15.32      $16.11
Domestic Average Contract Price - $/Ton                $14.78      $17.20
Domestic Average Spot Price - $/Ton                    $17.81      $12.28
Oakbridge Contract Price - $/Ton                       $28.75      $24.95
Oakbridge Spot Price - $/Ton                           $27.85      $20.34
Average Cost of Sales - $/Ton                          $14.35      $14.49
Average Cash Cost - $/Ton                              $12.27      $12.11
Average Unit Cost - $/Ton                              $13.78      $14.13

Clean Production - Millions of Tons
- -----------------------------------------
 Pennsylvania                                             2.7         2.1
 Kentucky                                                 1.1         1.2
 West Virginia                                            1.7         1.6
 Midwest                                                  1.9         2.2
 Wyoming - Powder River                                   8.9         9.0
 Colorado                                                 1.4         2.5
 Utah                                                     0.8         0.6
                                                       ------      ------
  Total Production                                       18.5        19.2
                                                       ------      ------
 Oakbridge Equity Share                                   1.4         1.4

The 1996 first quarter average realization was $15.32 per ton and the average cost of sales declined to $14.35 per ton, yielding a profit margin of 97 cents per ton and cash margin of $3.05 per ton in the quarter. This compares to an average realization of $16.11, an average cost of sales of $14.49 and a profit margin of $1.62 per ton and cash margin of $4.00 per ton for the first quarter of 1995. Average realizations decreased 79 cents per ton due primarily to the expiration of the major long-term utility contract in Kentucky at the end of 1995, the renegotiated contract with PSI Energy, Inc., and a higher proportion of high ash coal sales at lower realizations in West Virginia.

Coal production of 20 million tons was one million tons lower than in 1995, while coal sales of 20 million tons in the first quarter of 1996 were comparable to the first quarter of 1995. Severe winter weather in the eastern U.S. in January 1996 included record snowfalls and a subsequent rapid thaw. These events caused localized flooding and high water on many of the region's coal transporting rivers, disrupting operations and shipments in the East in the first half of the first quarter. Additionally, production at Twentymile decreased due to completion of mining in the Southwest district and establishment of the first longwall panel in the new East Mine district. During the quarter, Cyprus Amax coal mines set five monthly production records.

The cold weather in the East and Midwest strengthened demand in the first quarter and the abundant hydropower in the West has dampened demand slightly. During the first quarter of 1996, there were no significant transportation problems.

Cyprus Amax's equity share in Oakbridge's earnings, which is reported in Earnings on Equity Investments and Other, improved $4 million from a $1 million loss in 1995 to $3 million income in 1996 resulting from 22 percent higher realizations.

In February 1996, Cyprus Amax acquired a 50 percent interest in the Springvale underground coal mine in New South Wales, Australia. Cyprus Amax's share of production initially should be about 1 to 1.5 million tons per year, with sales both to the domestic Australia electric generating market and to Pacific Rim export coal markets.

Cyprus Amax expects 1996 production to reach approximately 86 million tons compared to 81 million tons in 1995, including Cyprus Amax's share of production from Oakbridge and Springvale.


OTHER MINERALS
                                                        Three Months Ended
                                                            March 31,
                                                        ------------------
SELECTED DATA (In millions)                               1996      1995
                                                        --------  --------

  Segment Operating Income (Loss)                       $   4       $  (6)
                                                        =====       =====

  Lithium                                               $   7       $   6
  Amax Gold                                                (2)         (4)
  Businesses Sold/Non-Operating                            (2)         (2)
  Exploration                                               1          (6)
                                                        -----       -----
  Total                                                 $   4       $  (6)
                                                        =====       =====

  Lithium
   Sales Volumes - Millions of Lbs. Carbonate Equiv.     11.1         8.5
  Gold (including 51% and 42% ownership share
   for 1996 and 1995, respectively, of Amax Gold)
   Sales Volumes - Thousands of Ounces                     32          24
   Gold Price - $/Ounce                                   412         406

OTHER MINERALS, which includes Lithium, Amax Gold, Exploration, and Businesses Sold/Non-Operating, had combined earnings for the first quarter of 1996 of $4 million compared to a loss of $6 million in 1995. Lithium earned $7 million, $1 million more than 1995, due primarily to strong lithium carbonate sales volumes. Exploration income of $1 million was $7 million higher than in 1995, resulting from a gain on the sale of Cerro Quema, an exploration project in Panama.

Amax Gold's loss was $2 million compared to a $4 million loss in 1995. The improvement results from a four percent decrease in unit cost and slightly higher realizations. As previously announced, Amax Gold reached agreement with its lenders to restructure its $250 million Fort Knox financing with the support of Cyprus Amax. Potential borrowings under an existing $100 million double convertible line of credit (DOCLOC) and $150 million in guarantees comprise Cyprus Amax support of the restructured facility. As part of the renegotiated agreement, the lenders have waived certain restrictive covenants and the new agreement provides flexibility for Amax Gold necessary to complete Fort Knox and to meet other corporate obligations.

As previously announced, Amax Gold projected capital cost increases at Fort Knox. Updated reviews indicate total project capital costs are expected to be $370 million, not including $26 million of capitalized interest. Project start-up is now expected in early 1997. Amax Gold will consider various options for additional funding. In addition, Cyprus Amax intends to make additional needed financing available to Amax Gold.

CORPORATE

Corporate expense of $15 million for the first quarter was comparable to 1995.

INTEREST, EQUITY, AND OTHER expense of $15 million for the 1996 first quarter was $3 million lower than the 1995 quarter. Net interest expense of $17 million for the first quarter of 1996 was $1 million lower than the same period in 1995. Interest expense and capitalized interest both increased $12 million to $42 million and $19 million, respectively, due to the financing and ongoing construction at El Abra, Fort Knox and Kubaka. Interest income increased $1 million to $6 million in the first quarter of 1996.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1996, the Company had a solid financial condition with a ratio of long-term debt to total capitalization of 45.4 percent, a ratio of current assets to current liabilities of 1.2 to 1.0, and a cash balance of $181 million. At December 31, 1995, the comparable ratios were 44.2 percent and 1.4 to 1.0, respectively. Cyprus Amax's non-cash working capital decreased $123 million from a positive $101 million at December 31, 1995, due primarily to a $134 million increase in the current portion of long-term debt and short-term debt. The increase in the current portion of long-term debt was attributable to a $70 million bridge loan for the acquisition of Springvale and $80 million of short-term borrowing on lines of credit. In addition, an $80 million line of credit for Cerro Verde development was completed. At March 31, 1996, $20 million had been borrowed.

The Company's cash balance decreased from $191 million at year-end to $181 million at March 31 due primarily to capital expenditures of $255 million, and payments for businesses purchased of $70 million offset by cash provided by continuing operations of $102 million and a net increase in debt of $255 million. In addition to the $134 million increase in the short-term portion of debt, long-term debt increased $121 million. This increase was primarily due to an increase in El Abra debt of $57 million, Fort Knox of $50 million, and Kubaka of $35 million.

Capital expenditures, excluding capitalized interest, were $255 million for the first quarter. Copper expenditures of $140 million included $64 million for the El Abra project and $50 million for the Cerro Verde project. Coal expenditures of $46 million were primarily for sustaining and replacement capital. Other Minerals capital expenditures included Amax Gold's expenditures of $41 million primarily for the Fort Knox and Refugio projects. Total capital spending for 1996 is projected to be approximately one billion dollars with over 48 percent, 19 percent, and 30 percent spent on Copper, Coal and Amax Gold projects, respectively.

For the full year 1996, Cyprus Amax expects to spend approximately $112 million for reclamation, remediation, and environmental compliance.

During the first quarter of 1996, Amax Gold announced that more difficult site conditions, design enhancements, and expanded excavation work at the Fort Knox project will result in higher project capital costs. Updated reviews indicate total project capital costs are expected to be approximately $370 million, excluding capitalized interest of $26 million. This compares to the original estimate of $256 million. Project start-up is now expected in early 1997.

Cyprus Amax has entered into an agreement with Amax Gold to provide certain financing arrangements. Under the restructured Fort Knox loan facility, Cyprus Amax has guaranteed $150 million and potential borrowings under the existing $100 million double-convertible line of credit (DOCLOC I). Such guaranty would terminate if and when conditions of economic completion, as defined in the loan agreement, are satisfied.

Cyprus Amax has also made available to Amax Gold a Demand Loan Facility to be used primarily to fund additional capital costs at Fort Knox and for general corporate purposes. Cyprus Amax intends to make additional needed financing available to Amax Gold; however, Cyprus Amax has no obligation to make any advance under the Demand Loan Facility. In return for the increased financial support, Cyprus Amax will receive certain fees and the interest differential resulting from the reduced rate negotiated with the Fort Knox lenders, as well as a security interest in certain Amax Gold assets, including Fort Knox. All interest, fees and the repayment of any Demand Loans made to Amax Gold will be payable at the option of Cyprus Amax either in cash or shares of Amax Gold common stock, subject to Amax Gold's shareholders approval.

Also, in the first quarter, Amax Gold announced that the capital costs of the Kubaka gold project are expected to be higher than original estimates. Total capital construction costs are now expected to approximate $228 million. Amax Gold is evaluating the impact of these cost increases on the project and the acquisition of Kubaka from Cyprus Amax. Subject to satisfactory resolution of these issues, Cyprus Amax expects the transaction to be completed later this year.

During 1996, Cyprus Amax expects to be able to provide sufficient funds for general corporate purposes, including capital expenditures, acquisitions, and financial restructuring through internally generated funds and existing or new financings.

Cyprus Amax paid regular dividends of 20 cents per share on its common stock and $1.00 per preferred share during the quarter. At March 31, 1996, 93,152,038 shares of the Company's common stock were outstanding.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

With the exception of historical matters, the matters discussed in this report are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from projected results. Such forward-looking statements include statements regarding expected commencement dates of mining or metal production operations, projected quantities of future metal production, and anticipated production rates, costs and expenditures as well as projected demand or supply for the products the Company produces, which will affect both sales levels and prices realized by the Company. Factors that could cause actual results to differ materially include, among others: risks and uncertainties relating to general domestic and international economic and political conditions, the cyclical and volatile prices of copper, molybdenum, gold and other minerals, the political and economic risks associated with foreign operations, unanticipated ground and water conditions, unanticipated grade and geological problems, metallurgical and other processing problems, availability of materials and equipment, the timing of receipt of necessary governmental permits, the ability to retain and obtain favorable coal contracts, the occurrence of unusual weather or operating conditions, force majeure events, lower than expected ore grades, the failure of equipment or processes to operate in accordance with specifications or expectations, labor relations, accidents, delays in anticipated start-up dates, environmental risks, the results of financing efforts and financial market conditions, and other risk factors detailed in the Company's Securities and Exchange Commission filings. Many of such factors are beyond the Company's ability to control or predict. Readers are cautioned not to put undue reliance on forward-looking statements. The Company disclaims any intent or obligation to update publicly these forward-looking statements, whether as a result of new information, future events or otherwise.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- ------------------------------------------------------------

(a)  The annual meeting of shareholders was held on May 1, 1996.

(b)  This information is omitted pursuant to instruction 3.

(c)  Set forth below are the votes cast for the election of Directors:

                                      For      Withheld
                                   ----------  ---------

Allen Born                         72,172,663  2,005,645
Linda G. Alvarado                  72,431,176  1,747,132
George S. Ansell                   72,456,630  1,721,678
Michael A. Morphy                  72,420,440  1,757,868
Ambassador Rockwell A. Schnabel    72,482,999  1,695,309

The shareholders also voted to approve the Annual Incentive Plan for Executive Officers and Designated Management. Votes cast in favor were 67,162,299, against were 6,039,260, abstaining were 976,072, and non votes were 676. The shareholders voted to approve the Amended & Restated Stock Plan for Non-Employee Directors. Votes cast in favor were 54,786,216, against were 18,492,434, abstaining were 897,265, and non votes were 2,392.

The shareholders voted to approve the appointment of Price Waterhouse LLP as Independent Accountants. Votes cast in favor were 72,034,829, against were 1,851,077, abstaining were 292,401. Additionally, the shareholders voted down the shareholder proposal relating to elimination of a classified board. Votes cast in favor were 32,842,402, against were 31,896,157, abstaining were 1,734,096, and non votes were 7,705,653. The shareholders voted down the shareholder proposal relating to an independent nominating committee. Votes cast in favor were 19,264,430 against were 43,059,954, abstaining were 3,007,255, and non votes were 8,846,669.

(d)            Not applicable.

ITEM 5.  OTHER INFORMATION
- --------------------------

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
- -----------------------------------------

(a) The following Exhibits are filed as part of this Quarterly Report on Form 10-Q:


          Exhibit
           Number                             Document
          -------                      ----------------------
           (11)                      Statement re computation of per share
                                      earnings.
           (15)                      Letter re unaudited financial information.
           (27)                      Financial data schedule.

(b) No Current Report on Form 8-K was filed during the quarter ended March 31, 1996.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        CYPRUS AMAX MINERALS COMPANY
                                        ----------------------------
                                                Registrant



Date:   May 15, 1996                         /s/   John Taraba
       -----------------               -----------------------------
                                                 John Taraba
                                       Vice President and Controller
                                       (Principal Accounting Officer)