Form 10-K/A
period 1995-12-31
CYPRUS AMAX MINERALS CO
filed 1996-06-28
CIK 769589

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                --------------


                                 FORM 10-K/A-1
[Mark One]
          [X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1995
                                       OR
          [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from ________ to ________
                        Commission File Number 1-10040
                                ---------------


                          CYPRUS AMAX MINERALS COMPANY
             (Exact name of registrant as specified in its charter)

          Delaware                              36-2684040
          (State or other jurisdiction of       (I.R.S. Employer
          incorporation or organization)        Identification No.)

          9100 East Mineral Circle
          Englewood, Colorado                      80112
          (Address of principal                 (Zip Code)
          executive offices)

       Registrant's telephone number, including area code:  303-643-5000
                               -----------------


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

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (a) The following financial statements are filed as part of this Report:

         1. Financial Statements included in this Form 10-K and incorporated by reference:

                                                                   Pages in This
                                                                     Form 10-K
                                                                   -------------

Report of Independent Accountants..................................      43
Consolidated Statement of Operations for each of the three years in
   the period ended December 31, 1995..............................      44
Consolidated Balance Sheet at December 31, 1995 and 1994...........      45
Consolidated Statement of Cash Flows for each of the three years in
   the period ended December 31, 1995..............................      46
Consolidated Statement of Shareholders' Equity for each of the three
   years in the period ended December 31, 1995.....................      47
Notes to Consolidated Financial Statements.........................    48-72

         2.  Financial Statement Schedules:
                                                                   Pages in this
                                                                     Form 10-K
                                                                   -------------
Report of Independent Accountants on Financial Statement
    Schedules......................................................      85
For the three years in the period ended December 31, 1995:
    Schedule VIII - Valuation and Qualifying Accounts and
    Reserves.......................................................      86

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

       Exhibit
       Number                               Document
       ------                               --------

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

       Exhibit
       Number                               Document
       ------                               --------

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

       Exhibit
       Number                               Document
       ------                               --------

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

          (q) Cyprus Minerals Company Nonqualified Retirement Plan for Non-Employee Directors, incorporated by reference from Exhibit 10(c) to the Annual Report on Form 10-K for the period ended December 31, 1990.


      11  Statement re computation of per share earnings.


      21  Subsidiaries of the Registrant.

       Exhibit
       Number                               Document
       ------                               --------

      23  Consent of Price Waterhouse LLP.


      27  Financial Data Schedule.


      99 Financial Statements comprising the Annual Report of the Cyprus Amax Minerals Company Savings Plan and Trust, and the Cyprus Amax Minerals Company Thrift Plan for Bargaining Unit Employees.*

- ------------
* Filed herewith in accordance with Rule 15d-21.

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

                                 Cyprus Amax Minerals Company
                                   (Registrant)

                                 By  /s/    John Taraba
                                     -----------------------------
                                               John Taraba
                                     Vice President and Controller

Date: June 26, 1996

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Plan Administrator has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 Cyprus Amax Minerals Company
                                 Savings Plan & Trust Administrator


                                 By  /s/  Philip C. Wolf
                                     -----------------------------
                                        Philip C. Wolf, Chairman


                                 By  /s/  Chris L. Crowl
                                     ------------------------------
                                          Chris L. Crowl, Member



                                 By  /s/  Francis J. Kane
                                     -------------------------------
                                          Francis J. Kane, Member