Form 10-Q
period 1996-06-30
CYPRUS AMAX MINERALS CO
filed 1996-08-13
CIK 769589

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549


                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 30, 1996                   Commission File Number 1-10040
                  -------------                                          -------

                          CYPRUS AMAX MINERALS COMPANY
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



      Delaware                                                36-2684040
- -------------------------------------------------------------------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                          Identification Number)



9100 East Mineral Circle, Englewood, Colorado                            80112
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

Number of shares of common stock outstanding as of August 8, 1996, was 93,200,562 shares.


                         This report contains 23 pages.

                        PART I.   FINANCIAL INFORMATION
                        -------------------------------

ITEM 1.   FINANCIAL STATEMENTS
- ------------------------------

                 CYPRUS AMAX MINERALS COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                      (IN MILLIONS EXCEPT PER SHARE DATA)


                                             (Unaudited)            (Unaudited)
                                             Three Months            Six Months
                                            Ended June 30,         Ended June 30,
                                           -----------------     -----------------
                                            1996       1995        1996     1995
                                           -------    ------     -------  --------
REVENUE                                      $740      $875      $1,424    $1,682
                                            ------    ------     -------   -------
COSTS AND EXPENSES
Cost of Sales                                 546       563       1,023     1,121
Selling and Administrative Expenses            28        43          59        70
Depreciation, Depletion, and Amortization      72        78         145       155
Exploration Expense                            10         8          17        14
                                            ------    ------     -------   -------
TOTAL COSTS AND EXPENSES                      656       692       1,244     1,360
                                            ------    ------     -------   -------

INCOME FROM OPERATIONS                         84       183         180       322
OTHER INCOME (EXPENSE)
Interest Income                                 7         7          13        11
Interest Expense                              (45)      (32)        (87)      (62)
Capitalized Interest                           21         9          40        15
Equity Investments and Other                    1         3           3         3
                                            ------     -----      ------    ------

INCOME BEFORE INCOME TAXES AND
  MINORITY INTEREST                            68       170         149       289
Income Tax Provision                          (14)      (37)        (34)      (62)
Minority Interest                              (1)        1           -         4

NET INCOME                                     53       134         115       231
Preferred Stock Dividends                      (5)       (4)         (9)       (9)

INCOME APPLICABLE TO COMMON SHARES         $   48    $  130      $  106    $  222
                                           =======   =======     =======   =======


EARNINGS PER COMMON SHARE
  Primary                                  $  .52    $ 1.39      $ 1.13    $ 2.39
  Fully Diluted                            $  .52(1) $ 1.31      $ 1.13(1) $ 2.27

AVERAGE COMMON SHARES OUTSTANDING
  Primary                                    93.2      92.8        93.2      92.8
  Fully Diluted                             102.9     102.7       102.9     102.7

See accompanying notes to financial statements.

(1)Fully diluted earnings per share were less than 3 percent dilutive.

                 CYPRUS AMAX MINERALS COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                       (IN MILLIONS EXCEPT SHARE AMOUNTS)

                                                            (Unaudited)
                                                             June 30,    December 31,
                   ASSETS                                      1996          1995
                                                            -----------  -------------
CURRENT ASSETS
Cash and Cash Equivalents                                       $  172        $  191
Accounts and Notes Receivable, Net                                 330           320
Inventories                                                        486           447
Prepaid Expenses                                                   101           119
Deferred Income Taxes                                                5            13
                                                             ---------   -----------
     Total Current Assets                                        1,094         1,090
PROPERTIES - At Cost, Net                                        5,062         4,601
OTHER ASSETS                                                       521           505

     Total Assets                                               $6,677        $6,196
                                                             =========   ===========
       LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Short-Term Debt                                                 $  351        $  109
Current Portion of Long-Term Debt                                   40            63
Accounts Payable                                                   160           157
Accrued Payroll and Benefits                                        93            98
Accrued Royalties and Interest                                      55            55
Accrued Closure, Reclamation and Environmental                      59            63
Other Accrued Liabilities                                          108           115
Taxes Payable, Other Than Income Taxes                              59            58
Income Taxes Payable                                                52            61
Dividends Payable                                                   23            19
                                                               -------    ----------
     Total Current Liabilities                                   1,000           798
        `                                                      -------    ----------
NONCURRENT LIABILITIES AND DEFERRED CREDITS
Long-Term Debt                                                   1,964         1,734
Capital Lease Obligations                                          139           143
Deferred Employee and Retiree Benefits                             410           412
Deferred Closure, Reclamation, and Environmental                   323           348
Deferred Income Taxes                                               77            58
Other                                                              156           170
                                                               -------    ----------
     Total Noncurrent Liabilities and Deferred Credits           3,069         2,865
                                                               -------    ----------
MINORITY INTEREST                                                  171           168
SHAREHOLDERS' EQUITY
Preferred Stock, $1 Par Value,
    20,000,000 Shares Authorized:
    $4.00 Series A Convertible Stock, $50 Stated Value,
     4,666,667 Authorized, 4,664,542 and 4,664,783 Issued
      and Outstanding in 1996 and 1995                               5             5
    Series A Preferred Stock, 1,500,000 Shares
      Authorized, None Issued or Outstanding                         -             -
Common Stock, Without Par Value,
     150,000,000 Shares Authorized,
     Issued 96,030,661 in 1996 and 96,030,198 in 1995                1             1
Paid-In Surplus                                                  2,951         2,956
Accumulated Deficit                                               (401)         (465)
Foreign Currency Translation Adjustment                              7             2
                                                               -------    ----------
                                                                 2,563         2,499
Treasury Stock at Cost, 2,840,880 Shares in 1996
  and 3,066,615 Shares in 1995                                     (65)          (70)
Loan to Savings Plan                                               (61)          (64)
                                                               -------    ----------
     Total Shareholders' Equity                                  2,437         2,365
                                                               -------    ----------
     Total Liabilities and Shareholders' Equity                 $6,677        $6,196
                                                               =======    ==========

See accompanying notes to financial statements.

                 CYPRUS AMAX MINERALS COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN MILLIONS)

                                                              (Unaudited)
                                                               Six Months
                                                             Ended June 30,
                                                           -------------------
                                                             1996       1995
                                                           -------     ------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                 $  115      $ 231

  Depreciation, Depletion, and Amortization                   145        155
  Deferred Income Taxes                                        28          2
  Gain on Sale of Assets                                      (16)        (2)
  Changes in Assets and Liabilities Net of Effects
   from Businesses Acquired/Sold                              (89)       (51)
  Other                                                        15         15
                                                            -------    ------
NET CASH PROVIDED BY OPERATING ACTIVITIES                     198        350
                                                            -------    ------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital Expenditures                                       (518)      (323)
  Payments for Businesses Purchased                           (70)          -
  Capitalized Interest                                        (40)       (15)
  Advances to and Investments in Affiliates                   (11)      (131)
  Proceeds from Sale of Assets                                 26         21
  Cash Effect of Consolidating Amax Gold                        -         37
                                                            ------     ------
NET CASH USED FOR INVESTING ACTIVITIES                       (613)      (411)
                                                            ------     ------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net Proceeds from Issuance of Long-Term Debt                228        288
  Net Borrowings on Short-Term Debt                           325         99
  Payments on Short-Term Debt                                 (83)         -
  Payments on Debt and Other Obligations                      (25)      (231)
  Proceeds from Issuance of Stock for Employee Benefits         1          1
  Dividends Paid                                              (46)       (46)
  Dividends to Minority Interests                              (4)        (3)
                                                            -------    -------
NET CASH PROVIDED BY FINANCING ACTIVITIES                     396        108
                                                            -------    -------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS          (19)        47
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                191        139
                                                            -------    -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                  $ 172      $ 186
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

NOTE 2. INVENTORIES
- -------------------

Inventories detailed by component are summarized below (in millions):

                                      (Unaudited)
                                       June 30,    December 31,
                                         1996          1995
                                      -----------  ------------
Component
    In-Process Ores, Concentrates,
      and Other                            $ 223      $ 212
    Finished Goods                           175        156
    Materials and Supplies                    88         79
                                           ------     ------
                                           $ 486      $ 447
                                           ======     ======

NOTE 3.FAIR VALUE OF FINANCIAL INSTRUMENTS
- -------------------------------------------

The estimated fair values for financial instruments under SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," are made at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. At June 30, 1996, the net carrying value of financial instruments approximated a $1,535 million liability, whereas the fair value approximated a $1,458 million liability. The difference in fair value is primarily due to the volatility in the copper market and a decrease in copper prices which have increased the value of the copper price protection programs, partially offset by lower interest rates as of June 30, 1996, compared to rates on the Company's debt.

NOTE 4. CONTINGENCIES
- ---------------------

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

In April 1994, Cyprus Amax was notified by the Department of Justice ("DOJ") that the government would seek civil penalties for alleged violations of the Federal Clean Water Act in the operation of Cyprus Amax's Bagdad, Miami, and Sierrita mines in Arizona. Consent Decrees have been entered and civil penalties paid resolving the Miami and Sierrita alleged violations. Agreement was reached in early 1996 with DOJ and EPA as to principles of a settlement regarding civil penalties for the alleged Bagdad violations which will not have a material impact on the Company.

Cyprus Miami and other companies, in conjunction with the Arizona Department of Environmental Quality's Water Quality Assurance Revolving Fund program, continued remediation and assessment of groundwater quality at Pinal Creek near Miami, Arizona. The ongoing program, initiated in 1989, has resulted in continued improvement of subsurface water quality in the area. While the adequacy of current remedial efforts and the allocation of expenditures among responsible parties will not be known until the assessment phase is completed or beyond, the 1993 completion of risk assessment studies allowed further definition of probable costs for continued study and ongoing treatment. Cyprus Miami also is a defendant in a lawsuit brought by certain Miami and Globe area landowners claiming damages relating to allegedly impaired ground water quality in the Pinal Creek area. It is not possible at this time to reasonably estimate a loss, if any, that may result from the lawsuit because of the preliminary nature of discovery in the case and because of the preliminary status of the related ongoing remedial assessment. A reasonable estimate of any future material obligations, if any, is expected to be possible by 1997.

At June 30, 1996, Cyprus Amax had accruals of approximately $382 million for expected future mine closure, reclamation, and environmental remediation liabilities. Total reclamation costs for Cyprus Amax at the end of current mine lives are estimated at about $550 million. Additionally, the cost range of reasonably possible outcomes for sites where remediation costs are estimable is from $60 million to $300 million of which approximately $80 million was reserved at June 30, 1996. Work on these sites is expected to be substantially completed in the next several years, subject to the inherent delays involved in the process. Remediation costs that could not be reasonably estimated at June 30, 1996, are not expected to have a material impact on the financial condition and ongoing operations of the Company.

NOTE 5. INFORMATION BY INDUSTRY SEGMENT
- ---------------------------------------

Cyprus Amax operates in three principal industry segments--Copper/Molybdenum, Coal, and Other--which supply mineral products primarily to the construction, automobile, steel, and utility industries and gold to banks and other bullion dealers. The financial information for these segments is presented below (in millions):


                                    (Unaudited)          (Unaudited)
                                    Three Months          Six Months
                                   Ended June 30,        Ended June 30,
                                  -----------------    ------------------
                                   1996       1995       1996       1995
                                  ------     ------    -------     ------
Segment Revenue
  Copper/Molybdenum               $ 356      $ 482     $  696     $  943
  Coal                              326        342        611        644
  Other                              58         51        117         95
                                  ------     ------    -------     ------
                                  $ 740      $ 875     $1,424     $1,682
                                  ======     ======    =======    =======
Segment Income
  Copper/Molybdenum               $  71      $ 169     $  157     $  297
  Coal                               21         38         43         69
  Other                               4         (9)         7        (15)
                                  ------     ------    -------    -------
                                     96        198        207        351

Corporate                           (12)       (15)       (27)       (29)
Interest, Net                       (17)       (16)       (34)       (36)
Equity Investments and Other          1          3          3          3
                                  ------     ------    -------    -------
  Income Before Income Taxes and
    Minority Interest                68        170        149        289
Income Tax Provision                (14)       (37)       (34)       (62)
Minority Interest                    (1)         1          -          4

  Net Income                      $  53      $ 134     $  115     $  231
                                  ======     ======    =======    =======

REVIEW BY INDEPENDENT ACCOUNTANTS
- ---------------------------------

The financial information as of June 30, 1996, and for the three-month and six-month periods ended June 30, 1996 and 1995, included in Part I pursuant to Rule 10-01 of Regulation S-X has been reviewed by Price Waterhouse LLP, the Company's independent accountants, in accordance with standards established by the American Institute of Certified Public Accountants. Price Waterhouse LLP's report is included as page 8 of this quarterly report.

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

                       REPORT OF INDEPENDENT ACCOUNTANTS
                       ---------------------------------


To the Board of Directors and Shareholders of Cyprus Amax Minerals Company

We have reviewed the accompanying consolidated balance sheet of Cyprus Amax Minerals Company and its subsidiaries as of June 30, 1996, and the related consolidated statements of operations and of cash flows for the three-month and six-month periods ended June 30, 1996 and 1995. These financial statements are the responsibility of the Company's management.

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

We previously audited in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1995, and the related consolidated statements of operations, of shareholders' equity, and of cash flows for the year then ended (not presented herein), and in our report dated February 14, 1996, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 1995, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.



Price Waterhouse LLP

Denver, Colorado
August 8, 1996

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
- -------------------------------------------------------------------------
FINANCIAL CONDITION
- -------------------

RESULTS OF OPERATIONS
- ---------------------

CYPRUS AMAX MINERALS COMPANY reported consolidated net income of $53 million, or 52 cents per share, on revenue of $740 million, compared to 1995 earnings of $134 million, or $1.39 per share, on revenue of $875 million. Lower second quarter 1996 earnings largely were attributable to lower molybdenum and copper realizations, and lower coal results.

                                        Three Months       Six Months
SELECTED RESULTS                        Ended June 30,   Ended June 30,
                                       --------------    --------------
(In millions except per share data)     1996    1995      1996    1995
                                       ------  ------    ------  ------

  Revenue                               $ 740   $ 875    $1,424  $1,682

  Net Income                            $  53   $ 134    $  115  $  231

  Earnings Per Share                    $ .52   $1.39    $ 1.13  $ 2.39

The 1996 second quarter revenue of $740 million was $135 million lower than the comparable 1995 quarter primarily because of 24 cents per pound lower copper realizations and $4.43 per pound lower molybdenum realizations.

For the first six months, Cyprus Amax earned $115 million or $1.13 per share, compared to 1995 earnings for the period of $231 million or $2.39 per share.

Segment income is earnings before corporate overhead, interest, equity and other, income taxes, and minority interest.

COPPER/MOLYBDENUM
                                        Three Months       Six Months
                                        Ended June 30,   Ended June 30,
                                        --------------   --------------
SELECTED RESULTS (In millions)           1996    1995     1996    1995
                                        --------------   --------------
  Revenue                               $ 356   $ 482    $ 696   $ 943
  Segment Operating Income              $  71   $ 169    $ 157   $ 297

COPPER/MOLYBDENUM earned $71 million during the second quarter compared to earnings of $169 million in the 1995 period. Earnings decreased primarily due to lower molybdenum realizations of $5.12 per pound, $4.43 per pound lower than the 1995 period. This lowered molybdenum earnings and also increased costs of copper sold by 10 cents per pound primarily through lower molybdenum by-product credits. In addition, copper realizations were 18 percent lower in the second quarter of 1996.

Second quarter copper realizations averaged $1.09 per pound, 24 cents lower than the similar quarter of 1995. Comparative realizations reflected the lower copper market prices and quotational price adjustments during June to mark-to-market copper concentrate and scrap transactions previously sold at provisional forward prices.

Copper puts owned at June 30, 1996, will ensure a minimum net average realization on an LME basis of 90 cents per pound on 350 million pounds for the balance of 1996, and 96 cents per pound on 700 million pounds for 1997. Additionally, the price protection program for El Abra ensures a minimum net average realization on an LME basis of 90 cents in 1997 on approximately 400 million pounds with a cap of $1.25 per pound on approximately 145 million pounds. Cyprus Amax's share of El Abra is 51 percent.

                                        Three Months     Six Months
SELECTED OPERATING DATA                Ended June 30,  Ended June 30,
                                       --------------  --------------
(In millions except as noted)           1996    1995    1996    1995
                                       ------  ------  ------  ------

Produced Copper Sold, Pounds             181     199     353     359
Copper Production, Pounds                184     169     357     328
Copper Sales Volume, Pounds              237     225     434     427

Average Copper Realization, $/Pound    $1.09   $1.33   $1.13   $1.33

Cost of Sales, $/Pound                 $ .80   $ .70   $ .78   $ .76
Net Cash Cost, $/Pound                 $ .72   $ .47   $ .71   $ .48
Full Cost, $/Pound                     $ .79   $ .55   $ .79   $ .57

  Bagdad
  ------
  Production - Pounds                     54      47     108     101
  Material Mined - Tons                 16.5    16.2    32.5    31.3
  Ore Mined - Tons                       7.5     7.6    15.5    15.5
  Stripping Ratio                       1.19    1.14    1.10    1.02
  Ore Milled - Tons                      7.4     7.4    14.9    15.0
  Ore Grade - %                          .38     .38     .38     .39

  Miami
  -----
  Production - Pounds                     35      32      69      57
  Material Mined - Tons                 25.3    24.8    51.4    42.2
  Ore Mined - Tons                       7.2    10.0    15.0    15.7
  Stripping Ratio                       2.49    1.49    2.43    1.68
  Ore Grade - %                          .57     .42     .52     .44

  Sierrita
  --------
  Production - Pounds                     57      60     114     117
  Material Mined - Tons                 24.1    21.5    49.0    40.1
  Ore Mined - Tons                       9.8     9.7    19.7    20.1
  Stripping Ratio                       1.29    1.16    1.38     .93
  Ore Milled - Tons                     10.0     9.9    19.9    20.0
  Ore Grade - %                          .29     .33     .29     .32

Molybdenum Sales - Pounds                 16      16      33      38
Molybdenum Production - Pounds            15      21      29      41
Average Realization - $/Pound           5.12    9.55    5.38    8.46

  Henderson
  ---------
  Production - Pounds                    8.4    10.9    15.6    22.3
  Material Mined - Tons                  1.9     2.2     3.4     4.3
  Ore Milled - Tons                      1.9     2.2     3.4     4.3
  Ore Grade - %                          .25     .28     .25     .29

During the quarter, Cyprus Amax sold 181 million pounds of produced copper.
This is 18 million pounds less than in the 1995 second quarter due to sales of 30 million pounds from inventory drawdowns in the 1995 quarter. Cost of sales increased 10 cents per pound from the 1995 period to 80 cents per pound for the second quarter of 1996 reflecting lower molybdenum by-product credits, partially offset by lower smelting and refining costs.

Second quarter net cash costs, before molybdenum credits, were six cents lower than in the 1995 second quarter, because of improved production at Cerro Verde and lower smelting and refining costs, partially offset by increased tons mined at Sierrita, Miami and Cerro Verde. Reflecting lower molybdenum prices, by-product credits were 31 cents per pound lower. Total second quarter net cash costs were 72 cents per pound.

Copper production totalled 184 million pounds for the quarter, 15 million pounds higher than in 1995 primarily due to a 60 percent increase in Cerro Verde production. The Company expects that 1996 production will exceed 750 million pounds.

On May 1, 1996, a smelter turnaround at Miami commenced to perform normal annual maintenance. Full production resumed in mid-May and in June the smelter operated at above design capacity.

Primary molybdenum operations earned $18 million for the second quarter compared to $52 million for the 1995 period. The 1996 second quarter realizations averaged $5.12 per pound compared to $9.55 per pound during the 1995 quarter. Production decreased to 15 million pounds from 21 million pounds, while sales of 16 million pounds for the second quarter of 1996 were comparable to the 1995 second quarter.

For the first six months, Copper/Molybdenum earnings were $157 million compared to $297 million in 1995. The lower earnings primarily reflect 20 cents per pound lower average copper realizations and $3.08 per pound lower molybdenum realizations.

COAL
                                   Three Months     Six Months
                                  Ended June 30,  Ended June 30,
                                  --------------  --------------
SELECTED RESULTS (In millions)     1996    1995    1996    1995
                                  ------  ------  ------  ------

  Revenue                         $ 326   $ 342   $ 611   $ 644

  Segment Operating Income        $  21   $  38   $  43   $  69

COAL reported second quarter earnings of $21 million compared to 1995 second quarter earnings of $38 million. The 1995 second quarter earnings included a $4 million gain on the sale of surplus equipment.

During the 1996 second quarter, the Emerald mine in Pennsylvania and the Twentymile mine in Colorado incurred losses. Emerald encountered a sandstone channel that was much more extensive than anticipated and this created mining problems and lower output of coal. This situation and its related production shortfalls should not recur since mining is now moving to another section of the mine. Twentymile encountered start up delays in its first panel in the new East Mine District. The new sophisticated state-of-the-art longwall experienced start up problems, but now has demonstrated its high production capability.
This unit is designed to produce over 50 percent more coal than the longwall that it replaced and when operating as expected it should increase this mine's production to 9 million tons per year. Coal earnings also were affected by two record-setting rainfalls at Delta, and, as previously reported lower realizations from sales contract expirations and renegotiations. Partially offsetting these impacts were lower depreciation, the sale of 475,000 tons of stockpiled Shoshone coal, and improved spot realizations in Pennsylvania and Kentucky.



                                            Three Months     Six Months
                                           Ended June 30,  Ended June 30,
                                           --------------  --------------
SELECTED OPERATING DATA                     1996    1995    1996    1995
                                           ------  ------  ------  ------
Sales Volume - Millions of Tons
- -------------------------------
  Eastern Mines                              7.3     7.7    14.2    14.2
  Western Mines - Powder River Basin         8.3     8.5    17.2    17.5
  Western Mines - Other                      3.1     3.3     5.3     6.1
  Springvale                                  .4       -      .4       -
                                           ------  ------  ------  ------
     Total Sales                            19.1    19.5    37.1    37.8
                                           ------  ------  ------  ------
  Oakbridge Equity Share                     1.7     1.6     3.2     3.1

Average Realization - $/Ton               $16.55  $16.74  $15.97  $16.44

Domestic Average Contract Price - $/Ton   $15.78  $17.33  $15.33  $17.27
Domestic Average Spot Price - $/Ton       $18.40  $15.00  $17.98  $13.77
Australian Contract Price - $/Ton         $29.79  $25.24  $30.05  $25.10
Australian Spot Price - $/Ton             $23.14  $21.06  $23.55  $20.71

Average Cost of Sales - $/Ton             $15.75  $15.30  $15.07  $14.91
Average Cash Cost - $/Ton                 $13.41  $12.46  $12.83  $12.28
Average Unit Costs - $/Ton                $15.44  $14.99  $14.65  $14.57

Clean Production - Millions of Tons
- -----------------------------------
  Pennsylvania                               1.7     2.2     4.4     4.3
  Kentucky                                   1.3     1.2     2.4     2.5
  West Virginia                              2.1     1.6     3.8     3.3
  Midwest                                    1.8     2.1     3.7     4.3
  Wyoming - Powder River                     8.3     8.5    17.2    17.5
  Colorado                                   1.6     2.0     3.0     4.4
  Utah                                        .7      .8     1.5     1.4
  Springvale                                  .3       -      .3       -
                                           ------  ------  ------  ------
        Total Production                    17.8    18.4    36.3    37.7
                                           ======  ======  ======  ======

  Oakbridge Equity Share                     1.4     1.2     2.8     2.7

The 1996 second quarter average realization was $16.55 per ton and the average cost of sales increased to $15.75 per ton, yielding a profit margin of 80 cents per ton and cash margins of $3.14 per ton in the quarter. This compares to an average realization of $16.74 per ton and an average cost of sales of $15.30 per ton for the second quarter 1995 which resulted in a profit margin of $1.44 per ton and cash margins of $4.28 per ton. Average cost of sales increased 45 cents per ton primarily due to the sandstone intrusion encountered in Emerald. This impact overshadowed improved costs at several locations, notably at the Mountain Coals operation in Kentucky.

Coal production of 19 million tons in the second quarter was one million tons lower than in 1995, while sales of 21 million tons were comparable to the second quarter of 1995. During the second quarter of 1996, monthly production records were set at four operations.

In June 1996, Cyprus Amax announced it had reached an agreement in principle under which Central Illinois Public Service Company (CIPS) would discontinue coal purchases from the Delta mine in Illinois and pay Cyprus Amax Minerals $70 million. This would result in a gain after provisions which is expected to be recorded in the fourth quarter of 1996. Cyprus Amax will cease shipping coal from Delta in July, however, Cyprus Amax retained the right to supply coal to CIPS under certain circumstances. Future plans for Delta are being evaluated, but it is likely that production will be phased out during the next few months in the event the mine is unable to compete in the highly competitive spot markets for Midwest high sulfur coals.

Additionally, in the second quarter of 1996, Twentymile signed a coal contract with the government-owned electric utility in Mexico to supply 2.8 million tons of coal over the next 18 months. This agreement represents the first contract coal sale to Mexico by a Cyprus Amax Coal operation and the largest coal purchase outside of Mexico for the Mexican utility company.

For the first six months, Coal earned $43 million compared to $69 million for the first half of 1995. In addition to the above mentioned factors which decreased earnings in the second quarter, the first quarter of 1996 also was affected significantly by adverse weather in the East and Midwest.

Cyprus Amax's equity share in Oakbridge's earnings, which is reported in Interest, Equity, and Other, was $1 million compared to earnings of $2 million in the comparable 1995 period.

OTHER MINERALS
                                             Three Months       Six Months
                                            Ended June 30,    Ended June 30,
                                           ---------------   ---------------
SELECTED RESULTS (In millions)              1996     1995     1996     1995
                                           ------   ------   ------   ------

  Segment Operating Income                  $   4    $  (9)  $    7    $ (15)
                                           ======   ======   ======   ======

  Lithium                                   $   8    $   8    $  15    $  14
  Amax Gold                                    (1)      (2)      (3)      (6)
  Businesses Sold/Non-Operating                 -       (7)      (2)      (9)
  Exploration Expense                          (3)      (8)      (3)     (14)
                                           ------   ------   ------   ------
  Total                                     $   4    $  (9)   $   7    $ (15)
                                           ======   ======   ======   ======

SELECTED OPERATING DATA (In millions)

  Lithium
     Sales Volumes - Millions of Lbs.
      Carbonate Equiv.                       11.4      8.7     22.5     17.2
  Gold
     Sales Volumes - Thousands of Ounces       32       28       64       51
     Realized Gold Price - $/Ounce            412      406      412      406

OTHER MINERALS, which includes Lithium, Amax Gold, Exploration, and Businesses Sold/Non-Operating, had combined earnings of $4 million compared to a $9 million loss for the second quarter of 1995. Lithium earned $8 million, which matches the quarterly record set in the 1995 second quarter. Amax Gold's loss was $1 million for the second quarter compared to a $2 million loss in 1995. The improvement results from a six percent decrease in unit cost and slightly higher realizations. Exploration expense of $3 million was $5 million less than last year due to the sale of certain minor properties.

The year-to-date earnings for Other Minerals equalled $7 million compared to a $15 million loss in the first six months of 1995 primarily due to lower exploration expenses of $11 million reflecting the above mentioned sales and the sale of Cerro Quema in the first quarter. Also contributing were the absence of a $4 million settlement recorded in 1995 for a business previously sold and improved performance for Amax Gold of $3 million resulting from a decrease in unit cost and slightly higher realizations.

In June 1996, Cyprus Amax Minerals Company and Amax Gold Inc. announced formation of a joint venture with several Russian entities to evaluate and if feasible develop a potentially large gold mine in the Ural

Mountains of Russia. Contingent on the results of a feasibility study, expected to commence in 1996, development of the Vorontsovka deposit could begin as early as 1998 with surface mining operations commencing in 1999. The operating entity for Vorontsovka will be Gold of the Northern Urals Joint Stock Company. Cyprus Urals Corporation would own 49 percent and act as manager during construction and operation of the mine. Cyprus Urals Corporation will be owned 75 percent by Cyprus Amax Minerals and 25 percent by Amax Gold Inc. under a joint exploration agreement established in 1994.

CORPORATE expenses for the second quarter were $12 million or $3 million lower, and for the first half of 1996 were $27 million, or $2 million lower than the same periods in 1995 primarily due to a decrease in stock appreciation rights.

INTEREST, EQUITY, AND OTHER expense was $16 million for the 1996 second quarter compared to expense of $13 million for 1995. Net interest expense of $17 million for the second quarter of 1996 was $1 million higher than the 1995 period due to higher interest expense of $13 million offset by higher capitalized interest of $12 million. Year-to-date interest, equity, and other expense of $31 million was $2 million lower than in 1995 primarily due to higher interest income of $2 million during the first half of 1996.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1996, the Company's long-term debt as a percentage of total capitalization is 46.3 percent, a ratio of current assets to current liabilities of 1.1 to 1.0, and a cash balance of $172 million at June 30. At December 31, 1995, the ratios were 44.2 percent and 1.4 to 1.0, respectively. Cyprus Amax's non-cash working capital decreased $179 million from a positive $101 million at December 31, 1995, due primarily to a $219 million increase in the current portion of debt. This increase is attributable to $170 million of short-term borrowing on lines of credit and $84 million of borrowings for Cerro Verde development, partially offset by a $25 million production payment.

The Company's cash balance decreased from $191 million at year-end to $172 million at June 30, due primarily to capital expenditures of $518 million, payment for businesses purchased of $70 million, and dividend payments of $46 million, partially offset by cash provided by continuing operations of $198 million and an increase in net debt of $445 million.

For the first six months of 1996, capital expenditures, excluding capitalized interest, were $518 million. Copper capital expenditures of $269 million included $111 million for the El Abra project and $81 million for the Cerro Verde project. Coal capital expenditures of $108 million were primarily for sustaining and replacement capital and $46 million for the Twentymile East Mine and Willow Creek. Other Minerals capital expenditures included Amax Gold's expenditures of $92 million primarily for the Fort Knox and Refugio projects. Total capital spending for 1996 is projected to be approximately one billion dollars, with over 47 percent, 18 percent, and 31 percent spent on Copper, Coal, and Amax Gold projects, respectively.

During the first quarter of 1996, Cyprus Amax entered into an agreement with Amax Gold to provide certain financing arrangements. Under the restructured Fort Knox loan facility, Cyprus Amax has guaranteed $150 million and potential borrowings under the existing $100 million double-convertible line of credit. Such guaranty would terminate if and when conditions of economic completion, as defined in the loan agreement, are satisfied.

Cyprus Amax also made available to Amax Gold a Demand Loan facility to be used primarily to fund additional capital costs at Fort Knox and for general corporate purposes. Cyprus Amax intends to make additional needed financing available to Amax Gold; however, Cyprus Amax has no obligation to make any advance under the Demand Loan Facility. In return for the increased financial support, Cyprus Amax will receive certain fees and the interest differential resulting from the reduced rate negotiated with the Fort Knox lenders, as well as a security interest in certain Amax Gold assets, including Fort Knox. All interest, fees and the repayment of any Demand Loans made to Amax Gold will be payable at the option of Cyprus Amax either in cash or shares of Amax Gold common stock, subject to Amax Gold's shareholders approval.

For the full year 1996 Cyprus Amax expects to spend approximately $115 million for reclamation, remediation, and environmental compliance.

During 1996, Cyprus Amax expects to be able to provide sufficient funds for general corporate purposes, including capital expenditures, acquisitions and financial restructuring through internally generated funds and existing or new borrowings.

Cyprus Amax paid a regular quarterly dividend of 20 cents per share on its Common Stock and $1.00 per preferred share during the quarter. At June 30, 1996, 93,189,781 shares of the Company's Common Stock were outstanding.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

With the exception of historical matters, the matters discussed in this report are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from projected results. In addition, other written or oral statements which constitute forward-looking statements have been made and may in the future be made by or on behalf of the Company. Such forward-looking statements include statements regarding expected commencement dates of mining or metal production operations, projected quantities of future metal production, and anticipated production rates, costs and expenditures as well as projected demand or supply for the products the Company produces, which will affect both sales levels and prices realized by the Company. Factors that could cause actual results to differ materially include, among others: risks and uncertainties relating to general domestic and international economic and political conditions, the cyclical and volatile prices of copper, molybdenum, gold and other minerals, the risks associated with having or not having price protection programs, the political and economic risks associated with foreign operations, unanticipated ground and water conditions, unanticipated grade and geological problems, metallurgical and other processing problems, availability of materials and equipment, the timing of receipt of necessary governmental permits, the ability to retain and obtain favorable coal contracts, the occurrence of unusual weather or operating conditions, force majeure events, lower than expected ore grades, the failure of equipment or processes to operate in accordance with specifications or expectations, labor relations, accidents, delays in anticipated start-up dates, environmental risks, the results of financing efforts and financial market conditions, and other risk factors detailed in the Company's Securities and Exchange Commission filings. Many of such factors are beyond the Company's ability to control or predict. Readers are cautioned not to put undue reliance on forward-looking statements. The Company disclaims any intent or obligation to update publicly these forward-looking statements, whether as a result of new information, future events or otherwise.

                          PART II - OTHER INFORMATION
                          ---------------------------


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

  (27)     Financial data schedule.


(b) No Current Report on Form 8-K was filed during the quarter ended June 30, 1996.

                                   SIGNATURE
                                   ---------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        CYPRUS AMAX MINERALS COMPANY
                                        ----------------------------
                                                 Registrant



Date:  August 8, 1996                       /s/    John Taraba
       --------------                       ---------------------------------
                                                Vice President and
                                                    Controller