Form 10-Q
period 1996-09-30
CYPRUS AMAX MINERALS CO
filed 1996-11-14
CIK 769589

                                   FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549


                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended  September 30, 1996    Commission File Number 1-10040
                  --------------------                          -------

                         CYPRUS AMAX MINERALS COMPANY
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)



    Delaware                                                     36-2684040
--------------------------------------------------------------------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                            Identification Number)



9100 East Mineral Circle, Englewood, Colorado                         80112
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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   No ___
                                        ---

Number of shares of common stock outstanding as of November 12, 1996, was 93,236,952 shares.



                         This report contains 23 pages.

                        PART I.   FINANCIAL INFORMATION
                        -------------------------------

ITEM 1.   FINANCIAL STATEMENTS
------------------------------

                 CYPRUS AMAX MINERALS COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                      (IN MILLIONS EXCEPT PER SHARE DATA)

                                                             (Unaudited)                       (Unaudited)
                                                            Three Months                       Nine Months
                                                         Ended September 30,                Ended September 30,
                                                        -------------------                 -------------------
                                                      1996                1995              1996           1995
                                                     ------              ------            ------         ------
REVENUE                                           $     665        $        786          $  2,090       $   2,468

COSTS AND EXPENSES
Cost of Sales                                           505                 487             1,528           1,610
Selling and Administrative Expenses                      31                  42                90             110
Depreciation, Depletion, and Amortization                84                  69               229             224
Write-downs                                               -                 445                 -             445
Exploration Expense                                       9                   8                26              22
                                                  ---------          ----------          --------       ---------
TOTAL COSTS AND EXPENSES                                629               1,051             1,873           2,411
                                                  ---------          ----------          --------       ---------
INCOME/(LOSS) FROM OPERATIONS                            36                (265)              217              57
OTHER INCOME (EXPENSE)
Interest Income                                           7                   7                19              18
Interest Expense                                        (50)                (37)             (137)            (99)
Capitalized Interest                                     23                  11                64              26
Equity Investments and Other                              2                   2                 4               6
                                                  ---------          ----------          --------       ---------
INCOME/(LOSS) BEFORE INCOME TAXES AND
 MINORITY INTEREST                                       18                (282)              167               8
Income Tax (Provision) Benefit                           (4)                 78               (38)             16
Minority Interest                                         -                   1                 -               4
                                                  ---------          ----------          --------       ----------
NET INCOME/(LOSS)                                        14                (203)              129               28
Preferred Stock Dividends                                (5)                 (5)              (14)             (14)
                                                  ---------          ----------          --------       ----------
INCOME/(LOSS) APPLICABLE TO COMMON SHARES         $       9          $     (208)         $    115       $       14
                                                  =========          ==========          ========       ==========
EARNINGS/(LOSS) PER COMMON SHARE
 Primary                                          $     .10        $      (2.23)         $   1.23        $     .15
 Fully Diluted                                    $     .10/(1)/   $      (2.23)/(1)/    $   1.23/(1)/   $     .15/(1)/

AVERAGE COMMON SHARES OUTSTANDING
 Primary                                              93.2                92.9              93.2             92.9
 Fully Diluted                                       102.9               102.8             102.9            102.7

See accompanying notes to financial statements.

/(1)/Fully diluted earnings/(loss) per share were less than 3 percent dilutive.

                 CYPRUS AMAX MINERALS COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                       (IN MILLIONS EXCEPT SHARE AMOUNTS)

                                                          (Unaudited)
                                                          September 30,         December 31,
          ASSETS                                             1996                  1995
                                                         -------------         -------------
CURRENT ASSETS
Cash and Cash Equivalents                                  $    163              $    191
Accounts and Notes Receivable, Net                              316                   320
Inventories                                                     500                   447
Prepaid Expenses                                                128                   119
Deferred Income Taxes                                             -                    13
                                                           --------              --------
     Total Current Assets                                     1,107                 1,090
PROPERTIES - At Cost, Net                                     5,217                 4,601
OTHER ASSETS                                                    506                   505
                                                           --------              --------
     Total Assets                                          $  6,830              $  6,196
                                                           ========             =========
          LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Short-Term Debt                                            $    504              $    109
Current Portion of Long-Term Debt                                66                    63
Accounts Payable                                                131                   157
Accrued Payroll and Benefits                                     97                    98
Accrued Royalties and Interest                                   61                    55
Accrued Closure, Reclamation and Environmental                   57                    63
Other Accrued Liabilities                                       115                   115
Taxes Payable, Other Than Income Taxes                           63                    58
Income Taxes Payable                                             52                    61
Dividends Payable                                                19                    19
                                                           --------              --------
     Total Current Liabilities                                1,165                   798
                                                           --------              --------
NONCURRENT LIABILITIES AND DEFERRED CREDITS
Long-Term Debt                                                1,974                 1,734
Capital Lease Obligations                                       137                   143
Deferred Employee and Retiree Benefits                          414                   412
Deferred Closure, Reclamation, and Environmental                304                   348
Deferred Income Taxes                                            82                    58
Other                                                           152                   170
                                                           --------              --------
     Total Noncurrent Liabilities and Deferred Credits        3,063                 2,865
                                                           --------              --------
MINORITY INTEREST                                               170                   168
SHAREHOLDERS' EQUITY
Preferred Stock, $1 Par Value,
     20,000,000 Shares Authorized:
     $4.00 Series A Convertible Stock, $50 Stated Value,
      4,666,667 Authorized, 4,664,318 and 4,664,783 Issued
      and Outstanding in 1996 and 1995                            5                     5
     Series A Preferred Stock, 1,500,000 Shares
      Authorized, None Issued or Outstanding                      -                     -
Common Stock, Without Par Value,
     150,000,000 Shares Authorized,
     Issued 96,031,111 in 1996 and 96,030,198 in 1995             1                     1
Paid-In Surplus                                               2,952                 2,956
Accumulated Deficit                                            (405)                 (465)
Foreign Currency Translation Adjustment                           4                     2
                                                           --------              --------
                                                              2,557                 2,499
Treasury Stock at Cost, 2,810,077 Shares in 1996
 and 3,066,615 Shares in 1995                                   (65)                  (70)
Loan to Savings Plan                                            (60)                  (64)
                                                           --------              --------
     Total Shareholders' Equity                               2,432                 2,365
                                                           --------              --------
     Total Liabilities and Shareholders' Equity            $  6,830              $  6,196
                                                           ========              ========

See accompanying notes to financial statements.

                 CYPRUS AMAX MINERALS COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN MILLIONS)

                                                                         (Unaudited)
                                                                         Nine Months
                                                                     Ended September 30,
                                                                    ---------------------
                                                                      1996        1995
                                                                    ----------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                          $     129     $   28

     Depreciation, Depletion, and Amortization                            229        224
     Write-downs                                                            -        445
     Deferred Income Taxes                                                 40       (110)
     Gain on Sale of Assets                                               (18)       (11)
     Changes in Assets and Liabilities Net of Effects
      from Businesses Acquired/Sold                                      (168)       (71)
     Other                                                                 21         26
                                                                    ---------     -------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                 233        531
                                                                    ---------     -------
CASH FLOWS FROM INVESTING ACTIVITIES
     Capital Expenditures                                                (710)      (587)
     Payments for Businesses Purchased                                    (70)         -
     Capitalized Interest                                                 (64)       (26)
     Advances to and Investments in Affiliates                            (10)      (154)
     Proceeds from Sale of Assets                                          36         31
     Cash Effect of Consolidating Amax Gold                                 -         37
                                                                    ---------    -------
NET CASH USED FOR INVESTING ACTIVITIES                                   (818)      (699)
                                                                    ---------    -------
CASH FLOWS FROM FINANCING ACTIVITIES
     Net Proceeds from Issuance of Long-Term Debt                         285        422
     Net Borrowings on Short-Term Debt                                    531        110
     Payments on Short-Term Debt                                         (134)         -
     Payments on Debt and Other Obligations                               (52)      (269)
     Proceeds from Issuance of Stock for Employee Benefits                  1          3
     Dividends Paid                                                       (69)       (69)
     Dividends to Minority Interests                                       (5)        (5)
                                                                    ---------    -------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                 557        192
                                                                    ---------    -------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                      (28)        24
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                            191        139
                                                                    ---------    -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                          $     163    $   163
                                                                    =========    =======

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

NOTE 2.  INVENTORIES
--------------------

Inventories detailed by component are summarized below (in millions):

                                      (Unaudited)
                                     September 30,          December 31,
                                          1996                 1995
                                     --------------         ------------
Component
  In-Process Ores, Concentrates,
   and Other                             $ 238               $  212
  Finished Goods                           170                  156
  Materials and Supplies                    92                   79
                                         ------               ------
                                         $ 500               $  447
                                         ======               ======

NOTE 3.  FAIR VALUE OF FINANCIAL INSTRUMENTS
--------------------------------------------

The estimated fair values for financial instruments under SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," are made at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. At September 30, 1996, the net carrying value of financial instruments approximated a $1,549 million liability, whereas the fair value approximated a $1,496 million liability. The difference in fair value is primarily due to the volatility in the copper market and a decrease in copper prices which have increased the value of the copper price protection programs, offset by lower interest rates as of September 30, 1996, compared to rates on the Company's debt.

NOTE 4.  CONTINGENCIES
----------------------

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

In April 1994, Cyprus Amax was notified by the Department of Justice ("DOJ") that the government would seek civil penalties for alleged violations of the Federal Clean Water Act in the operation of Cyprus Amax's Bagdad, Miami, and Sierrita mines in Arizona. Consent Decrees have been entered and civil penalties paid resolving the alleged violations.

Cyprus Miami and other companies, in conjunction with the Arizona Department of Environmental Quality's Water Quality Assurance Revolving Fund program, continued remediation and assessment of groundwater quality at Pinal Creek near Miami, Arizona. The ongoing program, initiated in 1989, has resulted in continued improvement of subsurface water quality in the area. While the adequacy of current remedial efforts and the allocation of expenditures among responsible parties will not be known until the assessment phase is completed or beyond, the 1993 completion of risk assessment studies allowed further definition of probable costs for continued study and ongoing treatment. Cyprus Miami also is a defendant in a lawsuit brought by certain Miami and Globe area landowners claiming damages relating to allegedly impaired ground water quality in the Pinal Creek area. It is not possible at this time to reasonably estimate a loss, if any, that may result from the lawsuit because of the preliminary nature of discovery in the case and because of the preliminary status of the related ongoing remedial assessment. A reasonable estimate of any future material obligations, if any, is expected to be possible in 1997.

At September 30, 1996, Cyprus Amax had accruals of approximately $361 million for expected future mine closure, reclamation, and environmental remediation liabilities. Total reclamation costs for Cyprus Amax at the end of current mine lives are estimated at about $550 million. Additionally, the cost range of reasonably possible outcomes for sites where remediation costs are estimable is from $60 million to $250 million of which approximately $70 million is included as a component of the above reserve. Work on these sites is expected to be substantially completed in the next several years, subject to the inherent delays involved in the process. Remediation costs that could not be reasonably estimated at September 30, 1996, are not expected to have a material impact on the financial condition and ongoing operations of the Company.

NOTE 5.  INFORMATION BY INDUSTRY SEGMENT
----------------------------------------

Cyprus Amax operates in three principal industry segments--Copper/Molybdenum, Coal, and Other--which supply mineral products primarily to the construction, automobile, steel, and utility industries and gold to banks and other bullion dealers. The financial information for these segments is presented below (in millions):

                                           (Unaudited)                        (Unaudited)
                                          Three Months                       Nine Months
                                           Ended September 30,            Ended September 30,
                                          ---------------------           --------------------
                                            1996        1995               1996        1995
                                           -------   --------             --------    --------
Segment Revenue
   Copper/Molybdenum                      $ 290      $ 403                $  987      $1,346
   Coal                                     324        334                   935         978
   Other                                     51         49                   168         144
                                          ------    -------               -------   --------
                                          $ 665      $ 786                $2,090      $2,468
                                          ======    =======               =======  =========
Segment Income/(Loss)
   Copper/Molybdenum                      $  31      $ 166                $  188      $  464
   Coal                                      23       (412)                   66        (343)
   Other                                     (3)        (6)                    4         (22)
                                          -------    ------               ------       ------
                                          $  51      $(252)               $  258      $   99

Corporate                                   (15)       (13)                  (41)        (42)
Interest, Net                               (20)       (19)                  (54)        (55)
Equity Investments and Other                  2          2                     4           6
                                           ------     -----                ------      ------
   Income/(Loss) Before Income Taxes and
   Minority Interest                         18       (282)                  167           8
Income Tax (Provision)/Benefit               (4)        78                   (38)         16
Minority Interest                             -          1                     -           4
                                           ------    -----                ------      ------
   Net Income/(Loss)                      $  14      $(203)               $  129      $   28
                                           ======    =====                ======      ======

REVIEW BY INDEPENDENT ACCOUNTANTS
---------------------------------

The financial information as of September 30, 1996, and for the three-month and nine-month periods ended September 30, 1996 and 1995, included in Part I pursuant to Rule 10-01 of Regulation S-X has been reviewed by Price Waterhouse LLP, the Company's independent accountants, in accordance with standards established by the American Institute of Certified Public Accountants. Price Waterhouse LLP's report is included as page 8 of this quarterly report.

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

                       REPORT OF INDEPENDENT ACCOUNTANTS
                       ---------------------------------

To the Board of Directors and Shareholders of Cyprus Amax Minerals Company

We have reviewed the accompanying consolidated balance sheet of Cyprus Amax Minerals Company and its subsidiaries as of September 30, 1996, and the related consolidated statements of operations and of cash flows for the three-month and nine-month periods ended September 30, 1996 and 1995. These financial statements are the responsibility of the Company's management.

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

Denver, Colorado
November 13, 1996

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
-------------------------------------------------------------------------
FINANCIAL CONDITION
-------------------

RESULTS OF OPERATIONS
---------------------

CYPRUS AMAX MINERALS COMPANY reported 1996 third quarter consolidated net earnings of $14 million, or 10 cents per share, on revenue of $665 million, compared with 1995 earnings for the quarter, excluding write-downs, of $135 million, or $1.41 per share, on revenue of $786 million. Lower third quarter 1996 earnings largely were attributable to lower copper and molybdenum realizations, and lower coal results. Including the write-downs, Cyprus Amax reported a 1995 third quarter loss of $203 million, or $2.23 fully diluted loss per share.

                                                             Three Months                      Nine Months
SELECTED RESULTS                                          Ended September 30,               Ended September 30,
                                                        ---------------------           -----------------------
(In millions except per share data)                         1996       1995                1996         1995
                                                        ---------   ----------          ---------   -----------
  Revenue                                                   $ 665     $   786           $  2,090    $   2,468
  Net Income/(Loss)                                         $  14     $  (203)          $    129    $      28
  Earnings/(Loss) Per Share                                 $ .10     $ (2.23)          $   1.23    $     .15

NOTE: SUPPLEMENTAL DATA (In millions)
  Write-downs, Net of Tax                                   $   -     $  (338)          $      -    $    (338)
  Net Income Excluding Write-downs                          $  14     $   135           $    129    $     366
  Earnings Per Share Excluding Write-downs                  $ .10     $  1.41           $   1.23    $    3.79

The 1996 third quarter revenue of $665 million was down $121 million from the comparable 1995 quarter primarily because of 42 cents per pound lower copper realizations and $1.86 per pound lower molybdenum realizations.

For the first nine months of 1996, Cyprus Amax earned $129 million, or $1.23 per share, compared with 1995 earnings for the period of $366 million excluding write-downs, or $3.79 per share. Including the write-downs, Cyprus Amax reported earnings of $28 million, or 15 cents fully diluted earnings per share, for the first nine months of 1995.

Segment income is earnings before corporate overhead, interest, equity and other, income taxes, and minority interest.

COPPER/MOLYBDENUM

                                                             Three Months                      Nine Months
                                                          Ended September 30,               Ended September 30,
                                                        ----------------------          ---------------------------
SELECTED RESULTS (In millions)                            1996          1995                 1996        1995
                                                        --------      ---------         ----------  ------------
   Revenue                                                  $  290    $  403            $   987      $    1,346
   Segment Operating Income                                 $   31    $  166            $   188      $      464

Copper/Molybdenum earned $31 million during the third quarter compared with earnings of $166 million in the 1995 period. Earnings decreased due to lower copper and molybdenum realizations. Also, lower molybdenum realizations increased costs of copper sold by 26 cents per pound through lower molybdenum by-product credits.

Third quarter copper realizations averaged 93 cents per pound, 42 cents lower than the similar quarter of 1995. Cyprus Amax has price protection programs in place which will ensure a minimum net average realization on an LME basis of 91 cents per pound on 185 million pounds for the fourth quarter of 1996, and

96 cents per pound on 550 million pounds for 1997. Through November 12, 1996, Cyprus Amax has sold 151 million pounds of 1997 copper price protection contracts generating $21 million of proceeds, which will increase copper realizations and income during the periods to which the original contracts were applicable. Periodically Cyprus Amax may elect to sell or buy copper price protection contracts to mitigate the risk of metal price declines on a portion of its future copper sales. Additionally, the price protection program for El Abra ensures a minimum net average realization on an LME basis of 90 cents in 1997 on approximately 400 million pounds with a cap of $1.25 per pound on approximately 145 million pounds. Cyprus Amax's share of El Abra is 51 percent.

                                                Three Months               Nine Months
SELECTED OPERATING DATA                      Ended September 30,        Ended September 30,
                                             -------------------        -------------------
(In millions except as noted)                1996          1995            1996        1995
                                             ------     --------        --------     ------
Produced Copper Sold, Pounds                   195          178             548         537
Copper Production, Pounds                      195          175             552         502
Copper Sales Volume, Pounds                    216          199             650         626

Average Copper Realization, $/Pound          $ .93        $1.35           $1.06       $1.34

Cost of Sales, $/Pound                       $ .82        $ .56           $ .80       $ .69
Net Cash Cost, $/Pound                       $ .71        $ .66           $ .71       $ .54
Full Cost, $/Pound                           $ .81        $ .75           $ .80       $ .63

  Bagdad
  ------
  Production - Pounds                           60           52             168         152
  Material Mined - Tons                       18.3         15.1            50.8        46.4
  Ore Mined - Tons                             7.4          7.3            22.9        22.8
  Stripping Ratio                             1.47         1.07            1.22        1.04
  Ore Milled - Tons                            7.4          7.0            22.3        21.6
  Ore Grade - %                                .41          .39             .39         .39

  Miami
  -----
  Production - Pounds                           36           33             105          90
  Material Mined - Tons                       25.0         25.1            76.4        67.3
  Ore Mined - Tons                             8.2          9.0            23.1        24.8
  Stripping Ratio                             2.05         1.77            2.31        1.72
  Ore Grade - %                                .53          .51             .53         .47

  Sierrita
  --------
  Production - Pounds                           58           61             172         178
  Material Mined - Tons                       25.5         24.8            74.5        64.9
  Ore Mined - Tons                             9.9         10.8            29.6        30.9
  Stripping Ratio                             1.10         1.28            1.28        1.05
  Ore Milled - Tons                            9.9         10.4            29.8        30.3
  Ore Grade - %                                .30          .32             .30         .32

  Molybdenum Sales - Pounds                     15           15              47          53
  Molybdenum Production - Pounds                13           17              43          58
  Average Realization - $/Pound               4.97         6.83            5.26        8.00

SELECTED OPERATING DATA (CONT'D)             Ended September 30,        Ended September 30,
                                             -------------------        -------------------
(In millions except as noted)                1996          1995            1996        1995
                                             ------     --------        --------     ------
  Henderson
  ---------
  Production - Pounds                          7.3           8.6            22.9       30.8
  Material Mined - Tons                        1.7           1.9             5.1        6.2
  Ore Milled - Tons                            1.7           1.9             5.1        6.2
  Ore Grade - %                                .24           .26             .25        .28

During the quarter, Cyprus Amax sold 195 million pounds of produced copper, which is 17 million pounds higher than in the 1995 third quarter. Cost of sales increased 26 cents per pound from the 1995 period to 82 cents per pound for the third quarter of 1996, reflecting lower molybdenum by-product credits.

Third quarter net cash costs, before molybdenum credits, improved seven cents compared with the 1995 third quarter, because of lower unit costs at Cerro Verde and Miami. Reflecting lower molybdenum prices, by-product credits were 12 cents per pound lower. Total third quarter net cash costs were 71 cents per pound.

Copper production totalled 195 million pounds for the quarter, 20 million pounds higher than in 1995 primarily due to a 67 percent increase in Cerro Verde's production, a 15 percent increase in Bagdad's production and a 10 percent increase in Miami's production. The Company expects that 1996 production will approximate 750 million pounds and, depending on the timing of commercial production at El Abra, could approach 800 million pounds.

In October 1996, a tunnel structure over the conveyor at El Abra collapsed. Cyprus Amax has repaired the conveyor system and re-started the conveyor on November 4, 1996. This accident is not expected to significantly delay reaching commercial production levels.

Primary molybdenum operations earned $12 million for the third quarter compared with $25 million for the 1995 period. The 1996 third quarter realizations averaged $4.97 per pound compared with $6.83 per pound during the 1995 quarter. Production decreased to 13 million pounds from 17 million pounds, while sales of 15 million pounds for the third quarter of 1996 were the same as the 1995 third quarter.

For the first nine months, Copper/Molybdenum earnings were $188 million compared with $464 million in 1995. The lower earnings primarily reflect 28 cents per pound lower average copper realizations and $2.74 per pound lower molybdenum realizations.

COAL

                                                 Three Months         Nine Months
                                             Ended September 30,   Ended September 30,
                                             -------------------   -------------------
SELECTED RESULTS (In millions)                1996       1995         1996       1995
                                             ------    ---------   --------    -------
   Revenue                                   $  324    $   334     $    935    $    978
   Segment Operating Income/(Loss)           $   23    $  (412)    $     66    $   (343)
NOTE: SUPPLEMENTAL DATA (In millions)
   Write-downs                               $    -    $  (445)    $      -    $   (445)
   Segment Earnings Excluding Write-downs    $   23    $    33     $     66    $    102

Coal reported third quarter earnings of $23 million compared with 1995 third quarter earnings of $33 million before write-downs. In the third quarter of 1995, Cyprus Amax recorded a pre-tax charge of $445 million to recognize the write-down of certain coal assets and provisions for associated liabilities. Including the write-downs, Coal reported a 1995 third quarter loss of $412 million. Third quarter earnings reflect the expiration and renegotiation of significant contracts at year-end 1995 in Kentucky and longwall moves at the Emerald and Cumberland mines in Pennsylvania. In addition, in the start-up of a new panel, Emerald initially experienced difficult longwall conditions that have now been resolved. The Wabash mine's comparative third quarter earnings were lower due to lower selling prices as a result of a renegotiation in 1995.

                                                Three Months           Nine Months
                                             Ended September 30,   Ended September 30,
                                             -------------------   -------------------
SELECTED OPERATING DATA                       1996       1995         1996       1995
                                             ------    ---------   --------    -------
Sales Volume - Millions of Tons
-------------------------------
    Eastern Mines                               7.0         7.8        21.2       22.0
    Western Mines - Powder River Basin          9.2         9.0        26.4       26.5
    Western Mines - Other                       3.6         3.4         8.9        9.5
    Springvale                                   .2           -          .6          -
                                             ------    ---------   --------    -------
     Total Sales                               20.0        20.2        57.1       58.0
                                             ------    ---------   --------    -------
    Oakbridge Equity Share                      1.6         1.5         4.8        4.5

Average Realization - $/Ton                  $15.57      $16.17      $15.83     $16.35

Domestic Average Contract Price - $/Ton      $14.98      $17.42      $15.21     $17.32
Domestic Average Spot Price - $/Ton          $16.96      $12.94      $17.59     $13.45
Australian Average Contract Price - $/Ton    $30.51      $27.45      $30.23     $25.92
Australian Average Spot Price - $/Ton        $23.35      $25.69      $23.49     $22.02

Average Cost of Sales - $/Ton                $14.79      $14.71      $14.97     $14.82
Average Cash Cost - $/Ton                    $11.99      $12.35      $12.53     $12.30
Average Unit Costs - $/Ton                   $14.56      $14.39      $14.62     $14.51

Clean Production - Millions of Tons
-----------------------------------
   Pennsylvania                                 1.5         2.2         5.9        6.5
   Kentucky                                     1.4         1.5         3.8        4.0
   West Virginia                                2.3         1.6         6.1        4.9
   Midwest                                      1.5         2.0         5.2        6.3
   Wyoming - Powder River                       9.1         9.0        26.3       26.5
   Colorado                                     3.2         1.8         6.2        6.2
   Utah                                          .7          .7         2.2        2.1
   Springvale                                    .3           -          .6          -
                                             ------    ---------   --------    -------
      Total Production                         20.0        18.8        56.3       56.5
                                             ======    =========   ========    =======

   Oakbridge Equity Share                       1.6         1.7         4.4        4.3

As previously announced in June 1996, Cyprus Amax reached an agreement in which Central Illinois Public Service Company (CIPS) would discontinue coal purchases from the Delta mine in Illinois and pay Cyprus Amax Minerals $70 million under a restructured agreement. Cyprus Amax ceased shipping coal from Delta and closed the mine in August 1996 due to its high cost structure and limited marketing opportunities. Currently CIPS is proceeding with its petition to change to low sulfur coal and recover the payment from its ratepayers. Due to unknown timing of regulatory approval, the $70 million payment and resulting income effect to Cyprus Amax may be delayed until early 1997.

Coal production of 22 million tons in the third quarter was one million tons higher than in 1995, and sales of 22 million tons were comparable to the third quarter of 1995.

Cyprus Amax's equity share in Oakbridge's earnings, which is reported in Interest, Equity, and Other, was $3 million and comparable to the 1995 period.

For the first nine months of 1996, Coal earned $66 million compared with $102 million, excluding write-downs, for the first nine months of 1995. The year-end 1995 contract expiration and renegotiation at Kentucky negatively affected earnings by $28 million for the first nine months of 1996. In addition to the above mentioned factors, results for the second quarter of 1996 reflected operational problems at Emerald and Twentymile, while the first quarter was affected significantly by adverse weather in the East and Midwest.

OTHER MINERALS

                                                Three Months           Nine Months
                                             Ended September 30,   Ended September 30,
                                             -------------------   -------------------
SELECTED RESULTS (In millions)                1996       1995         1996       1995
                                             ------    ---------   --------    -------
 Segment Operating Income                    $   (3)    $    (6)   $      4    $   (22)
                                             =======    =======    ========    =======

 Lithium                                     $    8     $     8    $     24    $    22
 Amax Gold                                        -          (2)         (3)        (8)
 Businesses Sold/Non-Operating                   (1)         (4)         (5)       (14)
 Exploration Expense                            (10)         (8)        (12)       (22)
                                             ------    ---------   --------    -------
 Total                                       $   (3)    $    (6)   $      4    $   (22)
                                             =======    =======    ========    =======

SELECTED OPERATING DATA

 Lithium
  Sales Volumes - Millions of Lbs.
   Carbonate Equiv.                            11.4        10.5        33.9       27.7
 Gold (100% basis)
  Sales Volumes - Thousands of Ounces            57          59         181        180
  Realized Gold Price - $/Ounce                 412         405         412        406

Other Minerals, which includes Lithium, Amax Gold, Exploration, and Businesses Sold/Non-Operating, had a combined loss of $3 million compared to a $6 million loss for the third quarter of 1995. Lithium earned $8 million in both the 1996 and 1995 third quarter while Amax Gold reported break-even earnings for the third quarter of 1996 compared with a $2 million loss in 1995. Amax Gold's improvement results from a five percent decrease in unit costs and slightly higher realizations. Additionally, in October 1996 Amax Gold finalized an amended agreement to acquire the Kubaka project from Cyprus Amax, subject to shareholders' approval. Closing is expected to occur late in the fourth quarter of 1996. Exploration expense of $10 million was $2 million more than the 1995 quarter.
The year-to-date earnings for Other Minerals was $4 million compared with a $22 million loss in the first nine months of 1995 primarily due to lower exploration expenses of $10 million reflecting the sale of certain exploration properties. Also contributing to the improvement were the absence of a $4 million settlement recorded in 1995, lower environmental expenses for a business previously sold, and improved performance for Amax Gold of $5 million resulting from a decrease in unit costs and slightly higher realizations.

CORPORATE expenses for the third quarter of 1996 were $15 million or $2 million higher than in 1995. For the first nine months of 1996 Corporate expenses were $41 million, or $1 million lower than the same period in 1995 primarily due to a decrease in stock appreciation rights.

INTEREST, EQUITY, AND OTHER expense was $18 million for the 1996 third quarter compared to expense of $17 million for 1995. Net interest expense of $20 million for the third quarter of 1996 was $1 million higher than the same period in 1995 due primarily to higher interest expense of $13 million offset by higher capitalized interest of $12 million. Year-to-date interest, equity, and other expense of $50 million was $1 million higher than in 1995 due primarily to higher interest income of $1 million during the first nine months of 1996.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1996, the Company's long-term debt as a percentage of total capitalization is 46.5 percent, a ratio of current assets to current liabilities of .95 to 1.0, and a cash balance of $163 million at September 30. At December 31, 1995, the ratios were 44.2 percent and 1.4 to 1.0, respectively. Cyprus Amax's non-cash working capital decreased $322 million from $101 million at December 31, 1995, to a negative $221 million at September 30, 1996, due primarily to a $395 million increase in the short-term debt, partially offset by a $53 million increase in inventories. The increase in the short-term debt was attributable to $295 million of borrowings on the line of credit and $109 million of borrowings for Cerro Verde development, partially offset by a $25 million production payment.

The Company's cash balance decreased from $191 million at year-end to $163 million at September 30, due primarily to capital expenditures of $710 million, payment for businesses purchased of $70 million, and dividends paid of $69 million, partially offset by cash provided by operating activities of $233 million and an increase in net debt of $630 million.

In November 1996, the Company sold $150 million of copper/molybdenum and coal receivables.

For the first nine months of 1996, capital expenditures, excluding capitalized interest, were $710 million, of which $405 million were for the five major development projects. Copper capital expenditures of $337 million included $122 million for the El Abra project and $111 million for the Cerro Verde project. Coal capital expenditures of $161 million were primarily for sustaining and replacement capital and $67 million for the Twentymile East Mine and Willow Creek projects. Other Minerals capital expenditures included Amax Gold's expenditures of $150 million primarily for the Fort Knox and Refugio projects. Total capital spending for 1996 is projected to be approximately one billion dollars, with over 47 percent, 20 percent, and 30 percent spent on Copper, Coal, and Amax Gold, respectively.

For the full year 1996 Cyprus expects to spend approximately $130 million for reclamation, remediation, and environmental compliance, and shutdown costs.

During the first quarter of 1996, Cyprus Amax entered into an agreement with Amax Gold to provide certain financing arrangements. Under the restructured Fort Knox loan facility, Cyprus Amax has guaranteed $150 million and potential borrowings under the existing $100 million double-convertible line of credit. Such guaranty would terminate if and when conditions of economic completion, as defined in the loan agreement, are satisfied. Cyprus Amax also made available to Amax Gold a Demand Loan facility to be used primarily to fund additional capital costs at Fort Knox and for general corporate purposes. Cyprus Amax intends to make additional needed financing available to Amax Gold; however, Cyprus Amax has no obligation to make any advance under the Demand Loan Facility. In return for the increased financial support, Cyprus Amax will receive certain fees and the interest differential resulting from the reduced rate negotiated with the Fort Knox lenders, as well as a security interest in certain Amax Gold assets, including Fort Knox. All interest, fees and the repayment of any Demand Loans made to Amax Gold will be payable at the option of Cyprus Amax either in cash or shares of Amax Gold common stock. During the third quarter, Amax Gold borrowed $30 million under this facility increasing the total borrowing to $75 million. Through November 13, 1996 Amax Gold borrowed an additional $30 million. In November 1996, Cyprus Amax received 2.8 million shares of Amax Gold as repayment for $15 million of interest owed to Cyprus
Amax through September 30, 1996
under the demand loan facility and for the Fort Knox guaranty fee. This increased Cyprus Amax's ownership in Amax Gold to 52.5 percent.

During 1996, Cyprus Amax expects to be able to provide sufficient funds for general corporate purposes, including capital expenditures, acquisitions and financial restructuring through internally generated funds and existing or new borrowings.

Cyprus Amax paid a regular quarterly dividend of 20 cents per share on its Common Stock and $1.00 per preferred share during the quarter. At September 30, 1996, 93,221,034 shares of the Company's Common Stock were outstanding.

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


ITEM 1.  LEGAL PROCEEDINGS
--------------------------

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

ITEM 5.  OTHER INFORMATION
--------------------------

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

(a) The following Exhibits are being filed as part of this Quarterly Report on Form 10-Q:

   Exhibit
   Number                          Document
   ------                          --------

    (11)       Statement re computation of per share earnings.

    (15)       Letter re unaudited interim financial information.

    (27)       Financial data schedule.


(b) No Current Report on Form 8-K was filed during the quarter ended September 30, 1996.

                                   SIGNATURE
                                   ---------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 CYPRUS AMAX MINERALS COMPANY
                                                 ----------------------------
                                                          Registrant



Date:   November 13, 1996                         /s/   John Taraba
      ---------------------                       ------------------------
                                                       Vice President and
                                                           Controller