Form 10-K
period 1996-12-31
CYPRUS AMAX MINERALS CO
filed 1997-03-26
CIK 769589

================================================================================
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                            -----------------------


                                   FORM 10-K
[Mark One]
   [X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1996
                                      OR
   [ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period from __________ to __________

                        Commission File Number 1-10040
                            -----------------------

                         CYPRUS AMAX MINERALS COMPANY
            (Exact name of registrant as specified in its charter)

                    Delaware                     36-2684040
         (State or other jurisdiction of      (I.R.S. Employer
          incorporation or organization)     Identification No.)

             9100 East Mineral Circle
                Englewood, Colorado                80112
               (Address of principal             (Zip Code)
                 executive offices)

       Registrant's telephone number, including area code:  303-643-5000
                            ----------------------

          Securities registered pursuant to Section 12(b) of the Act:

                                             Name of each exchange
              Title of each class             on which registered
              -------------------             -------------------
        Common Stock, without par value New York Stock Exchange Preferred Share Purchase Rights New York Stock Exchange
        9 7/8% Notes due June 13, 2001       New York Stock Exchange

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X     No _____.
                                               -----

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   Aggregate market value of voting stock held by non-affiliates, based on a closing price of $24 1/2 as of March 18, 1997, was approximately
$2,264,600,000.

   Number of shares of common stock outstanding as of March 18, 1997, was 93,323,929.

                      DOCUMENTS INCORPORATED BY REFERENCE

           1996 Annual Report to Shareholders (Parts I, II, and IV).
 Proxy Statement for the 1997 Annual Meeting to be filed within 120 days after the fiscal year (Part III).
================================================================================

                          CYPRUS AMAX MINERALS COMPANY
                          ============================
                                     PART I

   To the extent the Company makes forward-looking statements, actual results may vary materially therefrom. All of the information set forth in this Form 10-K, including without limitation the Risk Factors described herein, and all of the information incorporated by reference, should be considered and evaluated.

Items 1 and 2.  Business and Properties

   Cyprus Amax Minerals Company (Cyprus Amax or the Company) is a diversified mining company engaged, directly or through its subsidiaries and affiliates, in the exploration for and extraction, processing, and marketing of mineral resources. Cyprus Amax operates in three principal industry segments:
Copper/Molybdenum; Coal; and Other (which includes lithium, Amax Gold, businesses sold/non-operating, and exploration). Cyprus Amax is a leading copper and coal producer, and the world's largest producer of molybdenum and lithium, with a significant position in gold via its 53 percent interest in Amax Gold Inc. (AGI). Cyprus Amax was incorporated in Delaware in 1969 and operates primarily in the United States. As of December 31, 1996, Cyprus Amax employed approximately 11,000 employees. Its principal office is located at 9100 East Mineral Circle, Englewood, Colorado 80112.

   A description of Cyprus Amax's major properties and operations is set forth below. Except as otherwise stated, data are expressed in short tons of 2,000 pounds and troy ounces of 31.103 grams. Except as otherwise stated, the term "reserves" when used herein refers to proved and probable reserves for copper, molybdenum, coal, and gold, and proved reserves for lithium. Reserve estimates were prepared by Cyprus Amax's engineers. Information regarding Cyprus Amax's mineral reserves and selected operating statistics are incorporated by reference from page 53 of the 1996 Annual Report to Shareholders (1996 Annual Report). In addition, data related to Cyprus Amax's industry segments and foreign and domestic operations and export sales are incorporated by reference from "Management's Discussion and Analysis of Results of Operations and Financial Condition" (Management's Discussion), pages 24 through 31 in the 1996 Annual Report, and from Note 18 to the Consolidated Financial Statements on page 51 in the 1996 Annual Report. Except as otherwise stated, Cyprus Amax has physical access to its properties and conventional sources of power adequate to carry on its business currently as conducted.

   The terms Cyprus Amax or the Company when used herein may refer collectively to the parent Cyprus Amax Minerals Company and its subsidiaries and affiliates, or to one or more of them, depending upon the context.

                           COPPER/MOLYBDENUM SEGMENT

    Cyprus Amax explores for, mines, processes, and markets copper and molybdenum primarily in North, Central and South America. Production information at Cyprus Amax's principal mine operations in the Copper/Molybdenum segment is summarized in the following tables for the years 1996 and 1995. The 1996 year-end ore reserve information is as follows:

Ore Reserves                                                 December 31, 1996
------------              --------------------------------------------------------------------------------------

                             Proven and                Average Grade                     Saleable Product
                              Probable        -----------------------------------   ----------------------------
                          Ore Reserves/(1)/       Copper           Molybdenum        Copper        Molybdenum
                          -----------------   --------------   ------------------   --------   -----------------
   Operation                  (Millions            (%)                 (%)              (Millions of Lbs.)
   ---------                  of Tons)
Bagdad                         1,012               .38                 .021           6,247             289
Sierrita/Twin Buttes             892               .27                 .030           3,709             358
Miami                            229               .42                    -           1,169               -
El Abra/(2)/                     448               .53                    -           3,673               -
Cerro Verde/(3)/                 648               .65                 .021           6,626             116
Mineral Park                      67               .23                    -             193               -
Henderson                        206                 -                 .215               -             763
Climax                           145                 -                 .233               -             587
                               -----                                                 ------           -----
                               3,647                                                 21,617           2,113
                               =====                                                 ======           =====

------------
/(1)/ Mine extraction losses and dilution have been taken into account in the calculation of mineable ore reserves shown.
/(2)/ Represents Cyprus Amax's 51 percent interest in El Abra's ore reserves. /(3)/ Represents 100 percent of Cerro Verde's ore reserves.


Mine Statistics                        1996                              1995
-----------------------   -------------------------------   -------------------------------
                           Material     Ore    Stripping     Material     Ore    Stripping
                          Mined/(1)/   Mined   Ratio/(2)/   Mined/(1)/   Mined   Ratio/(2)/
                          ----------   -----   ----------   ----------   -----   ----------
                          (Millions of Tons)                (Millions of Tons)
   Operation
   ---------
Bagdad                        71         30       1.26           62         31      1.02
Sierrita/Twin Buttes          99         40       1.22           90         41      1.14
Miami                        104         30       2.50           95         35      1.74
Tohono                        19         10        .95           27          8      2.24
Cerro Verde                   26          8       2.51           19          4      3.36
El Abra/(3)/                   3          3          -            -          -         -
Henderson                      7          7          -            8          8         -
                             ---        ---                     ---        ---
   Total                     329        128                     301        127
                             ===        ===                     ===        ===

------------
/(1)/ Includes ore and waste mined on a wet short ton basis.
/(2)/ Represents the ratio of waste to ore mined.
/(3)/ From commercial start-up in December 1996.

Ore Processed Statistics
------------------------
                                                   1996                                         1995
                                 ----------------------------------------   --------------------------------------------
                                                          Ore Grade                                    Ore Grade
                                                      -------------------                        -----------------------
                                   Ore Processed      Copper   Molybdenum     Ore Processed        Copper     Molybdenum
                                 ------------------   ------   ----------   ------------------   ----------   ----------
                                 (Millions of Tons)            (Percent)    (Millions of Tons)                (Percent)
 Operation
 ---------
Bagdad - Mill                            31             .39       .016               29               .38        .023
       - Leach                            4             .23          -                5               .14           -
Sierrita/Twin Buttes - Mill              40             .29       .033               41               .32        .040
                     - Leach             12             .17          -               12               .11           -
Miami - Leach                            30             .52          -               35               .47           -
Tohono - Leach                           10             .54          -                8               .48           -
Cerro Verde - Leach                       8             .93          -                4              1.08           -
El Abra                                   3             .95          -                -                 -           -
Henderson - Mill                          7               -       .302                8                 -        .271
                                        ---                                         ---
 Total                                  145                                         142
                                        ===                                         ===


 Production                                                           1996                              1995
 ----------                                                  -----------------------              --------------------
                                                             Copper       Molybdenum              Copper    Molybdenum
                                                             ------       ----------              ------    ----------
                                                               (Millions of Pounds)              (Millions of Pounds)
   Operation
   ---------
Bagdad                                                         222             6                    208        10
Sierrita/Twin Buttes                                           231            19                    240        24
Miami                                                          144             -                    129         -
Tohono                                                          39             -                     34         -
Cerro Verde                                                    105             -                     64         -
El Abra/(2)/                                                    21             -                      -         -
Henderson                                                        -            31                      -        39
Other/(1)/                                                       6             -                     12         2
                                                               ---            --                    ---        --
   Total                                                       768            56                    687        75
                                                               ===            ==                    ===        ==

------------
/(1)/ Includes Pinos Altos, Mineral Park and Climax.
/(2)/ Represents Cyprus Amax's 51 percent share of production.

Cyprus Climax Metals Copper/Molybdenum Operations

   In 1996, Cyprus Amax produced 768 million pounds of copper and 56 million pounds of molybdenum from its copper and molybdenum operations. During 1996, the Company completed development of the El Abra project in Chile and expansion of Cerro Verde leach operation in Peru and further optimized the smelter and new electrorefinery at Miami.

Bagdad

   At the Bagdad mine in northwestern Arizona, Cyprus Amax mines primarily copper sulfide ore and produces copper concentrates with significant molybdenum and minor silver by-products. The operation consists of an open pit mine, an approximately 85,000 ton per day sulfide ore concentrator producing copper and molybdenum concentrates, and an oxide leaching system with a solvent extraction-electrowinning (SX-EW) plant producing copper cathode. In 1996, Bagdad produced 27 million pounds, or 12 percent of its total copper production, as electrowon copper cathode, and sulfide copper production was 10 percent greater than in 1995. In 1996, the Bagdad concentrator milled approximately 31 million tons of ore, up 2 million tons from 1995 due to improved performance of expanded mill equipment. Cyprus Amax owns the mine property under patented mining claims and owns the tailings areas under Arizona state patents.

Sierrita/Twin Buttes

   Cyprus Amax operates its adjacent Sierrita and Twin Buttes properties in south central Arizona as one consolidated operation. Cyprus Amax owns the Sierrita copper and molybdenum mine, which consists of an open pit mine, a 115,000 ton per day sulfide ore concentrator, a molybdenum recovery plant, and two molybdenum roasters. Sierrita's facilities are located on patented and unpatented mining claims and fee land owned by Cyprus Amax. Copper ore mined at Sierrita is processed at Sierrita into copper and molybdenum concentrates. Sierrita also uses an oxide and low grade sulfide ore dump leaching system with an SX-EW plant to produce copper cathode. Total Sierrita/Twin Buttes electrowon copper cathode production in 1996 totalled 35 million pounds, or 15 percent of its total copper production. In 1996, approximately 52 percent of Cyprus Amax's molybdenum concentrate production was processed through Sierrita's on-site roasters. The resulting molybdenum oxide and related products are either packaged for shipment to customers worldwide or transported to other Cyprus Amax facilities for further processing.

   Cyprus Amax leases the Twin Buttes open pit copper mine under a 15-year lease entered into in March 1988. Material from Twin Buttes formerly was transported to Sierrita for processing via a six-mile conveyor system; however, sulfide ore from Twin Buttes was depleted in early 1994. Additional Sierrita ore production has replaced the Twin Buttes ore in the mill.

Miami

   The Miami operations consist of an open pit mine producing acid soluble copper ore for heap leaching operations, an SX-EW plant producing copper cathode, a smelter, an electrolytic refinery, and a rod plant. The facilities are located near Miami, Arizona, on a combination of fee property owned by Cyprus Amax, patented and unpatented mining and mill site claims, and private and state leases. Miami's 1996 production of 144 million pounds of copper cathode from the leaching and SX-EW operations was 12 percent greater than 1995 production.

   The smelter processed 633,000 tons of copper concentrate in 1996, 8 percent greater than in 1995 and a new record for Miami. This allowed the new electrorefinery to produce 343 million pounds of copper cathode, 20 percent greater than 1995.

   The Miami rod plant operated above rated capacity during 1996, producing 276 million pounds of copper rod.

Cerro Verde

   In March 1994, Cyprus Amax acquired approximately 91.5 percent of the common stock of Sociedad Minera Cerro Verde S.A. (Cerro Verde) at a cost of approximately $31 million. In 1996, Compania de Minas Buenaventura S.A., a long-established Peruvian mining concern, exercised their option to acquire 10 percent of Cyprus' interest in Cerro Verde, which decreased Cyprus Amax's interest to approximately 82 percent. The Peruvian government previously owned and operated the mine. Cerro Verde owns the underlying mining concessions which contain nearly 650 million tons of reserves as well as over 15,000 acres of mining concessions. The operation, located approximately 30 kilometers southwest of Arequipa, Peru, consists of two open pits, the Cerro Verde and the Santa Rosa, a heap leach operation, and an SX-EW plant. The project to expand and upgrade facilities was substantially completed in 1996. The mine currently has capacity to produce approximately 115 million pounds of electrowon copper cathode. A new copper oxide deposit called Cerro Negro was discovered in 1995 about 5 kilometers west of the Cerro Verde open pit, but on the concession. Definition drilling and engineering studies are in progress to ascertain potential to further increase production of copper from leach ores. In 1996 Cerro Verde produced approximately 105 million pounds of copper cathode, and in the second half of 1996, Cerro Verde operated at the 115 million pound annualized rate. In 1996 approximately 8 million tons of ore were processed through primary, secondary, and tertiary crushers and placed on leach pads after agglomeration. Studies for development of the sulfide mill at Cerro Verde are continuing. Studies to date indicate development of a mill operation is viable following the current leach project. Cyprus Climax is exploring options to justify accelerated development of the sulfide deposit.

El Abra

   In June 1994, Cyprus Amax acquired 51 percent of El Abra from Corporacion Nacional del Cobre de Chile (Codelco) at a cost of $330 million. The remaining 49 percent was retained by Codelco, a state-owned enterprise. El Abra holds mining concessions over more than 33,000 acres of land in the copper-rich
Second Region of northern Chile.   Cyprus Amax's share of identified leach
reserves is about 450 million tons. The feasibility study for the El Abra oxide project was completed, and construction started in February 1995. Construction of the project proceeded ahead of schedule and commercial operations began in December of 1996 with Cyprus Amax's share of production being 21 million pounds. By late first quarter 1997, Cyprus Amax's share of annualized production is expected to be about 250 million pounds of cathode copper. Based on drilling to date, the project is expected to have a life of 17 years. It is anticipated that further drilling could add reserves to this project which would increase annual production and/or extend mine life. El Abra also contains sulfide ore, with currently identified geologic resources of about 500 million tons, creating further opportunity for expansion. In addition, there is good exploration potential for additional deposits on the mining concessions.

Henderson

     Cyprus Amax owns the underground Henderson mine near Empire, Colorado. The operation consists of an underground block caving mine where molybdenite ore is mined and transported to a conventional sulfide mill. The concentrator is capable of operating at a rate of 32,000 tons of ore per day, producing molybdenum disulfide concentrates containing up to 58 percent molybdenum. Both the mine and mill are located on fee land owned by Cyprus Amax. Most of the concentrates are shipped to the Company's Fort Madison roasting and chemicals processing facility in Iowa where a number of different products are made for final sale to customers. A portion of Henderson's production is sold to customers as molybdenum disulfide. In 1996, Henderson produced 31 million pounds of molybdenum from 7 million tons of ore.

Climax

     Cyprus Amax owns the Climax mine near Leadville, Colorado. Historically, the operation consisted of both an underground and open pit mine and an 18,000 ton per day concentrator. The property, owned in fee by Cyprus Amax, occupies more than 14,000 acres. In response to strong customer demand in early 1995, the Climax mine produced over 2 million pounds of molybdenum from April through August of 1995. The mine was placed on standby status in August 1995.

Other Operations

   Cyprus Amax's other copper operations include the Tohono operation in south central Arizona, which consists of a test open pit producing acid-soluble ore for heap leaching and an SX-EW plant producing copper cathode. The facility is located on reservation lands leased from the Tohono O'Odham Nation. In December 1996, Cyprus Amax decided to temporarily suspend operations at Tohono while it investigates various alternatives for large scale copper production through open pit mining and heap leaching technology. Production of copper will continue from existing leach tailings, exposed ore and existing leach pads. In 1996, Tohono produced about 39 million pounds of copper. Tohono also has two concentrate roasters which have been on care-and-maintenance status since the fourth quarter of 1993. Cyprus Amax operates the Mineral Park mine, an in-place leach operation which was converted to an SX-EW operation in 1994 capable of producing 6 to 8 million pounds of copper per annum. SX-EW production at Mineral Park commenced in early 1995 and 1996 production totalled 5 million pounds. The mine is located in northwest Arizona on fee land owned by Cyprus Amax and on unpatented mining claims and mill sites. Cyprus Amax also owns a molybdenum facility and potential copper resource near Tonopah, Nevada, including an open pit mine and related mining equipment. The facility, located on fee land owned by Cyprus Amax and on unpatented federal mining claims and mill sites, is on care-and-maintenance status. Cyprus Amax has signed a letter of intent with Equitorial Mining N.L., an Australian minerals company to grant Equitorial the option to purchase the copper ore body at Tonopah and the Mineral Park operation. Cyprus Amax owns and operates a rod plant located in Chicago, Illinois. This facility is located on fee land owned by Cyprus Amax and in 1996 produced 359 million pounds of high quality continuous cast copper rod.

   Cyprus Amax leases office space in Tempe, Arizona, for copper and molybdenum administration and sales and leases space for small sales offices in Pittsburgh, Pennsylvania; Dusseldorf, Germany; and Tokyo, Japan.

Conversion Facilities

     Cyprus Amax processes molybdenum concentrates at its conversion plants in the United States and Europe into such products as technical grade molybdic oxide, ferromolybdenum, pure molybdic oxide, ammonium molybdates, and molysulfide powder. The Company operates molybdenum roasters at the Sierrita, Arizona; Fort Madison, Iowa; and Rotterdam, Netherlands plants. The molybdenum roasting facilities at Sierrita and Fort Madison currently are operating at levels sufficient to support customer requirements. Rotterdam currently is operating as a toll roasting facility. The Fort Madison Conversion Plant is located in Fort Madison, Iowa. The facilities consist of two molybdenum roasters, a sulfuric acid plant, a metallurgical (technical oxide) packaging facility, and a chemical conversion plant which includes a wet chemicals plant and sublimation equipment. In the chemical plant, technical grade oxide is further refined into various high purity molybdenum chemicals for a wide range of uses by chemical and catalyst manufacturers. Fort Madison produces ammonium dimolybdate, pure molybdic oxide, ammonium heptamolybdate, ammonium octamolybdate, sodium molybdate, sublimed pure oxide, and molybdenum disulfide.

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

Copper Processing

   In 1996, Cyprus Amax processed 633,000 tons of Cyprus Amax domestic copper concentrates at its own facilities, or 93 percent of its 1996 copper concentrate production. The balance of Cyprus Amax's 1996 copper concentrate production was treated under arrangements with third parties or sold as copper concentrates.

Copper/Molybdenum Marketing Arrangements

   Cyprus Amax has the capacity to produce about 670 million pounds per year of continuous cast copper rod at its Miami, Arizona and Chicago, Illinois rod mills. This capability gives Cyprus Amax a value-added copper product and access to a broader customer base. Approximately 19 percent of Cyprus Amax's total copper sales were for non-United States markets. Substantially all of Cyprus Amax's copper metal production is committed under sales agreements with metals fabricators at prices which fluctuate with commodity exchange quotations. Cyprus Amax maintains a price protection program which ensures a minimum net average realization on a London Metals Exchange (LME) basis of 96 cents per pound (LME basis) on 550 million pounds for 1997. During 1996 Cyprus Amax sold 150 million pounds of 1997 copper price protection contracts generating $21 million of proceeds, which will increase copper realizations and income during the periods in 1997 to which the original contracts were applicable. Additionally, a price protection program for El Abra (51% owned by Cyprus Amax) ensures a minimum average net realization of 90 cents per pound (LME basis) in 1997 on approximately 400 million pounds with a cap of $1.25 per pound on approximately 145 million pounds.

   Of Cyprus Amax's 744 million pounds of produced copper sales in 1996, 74 million pounds were sold as concentrate, 200 million pounds as cathode, and 470 million pounds as rod. Comparable figures for 1995 were 723 million pounds of produced copper sold, of which 90 million pounds were sold as concentrate, 176 million pounds as cathode, and 457 million pounds as rod.

   Molybdenum oxide is used primarily in the steel industry for corrosion resistance, strengthening, and heat resistance. Molybdenum chemicals are used in a number of diverse applications including: as catalysts for petroleum refining; as a feedstock for pure molybdenum metal used in electronics; and in lubricants. As is customary, a substantial portion of Cyprus Amax's expected 1997 molybdenum production is committed for sale throughout the world pursuant to annual and spot sale agreements.

                                  COAL SEGMENT

   Cyprus Amax mines, cleans, markets, and sells coal to electric utilities and industrial users. The following table shows capacity, quality characteristics, and reserves for Cyprus Amax's domestic coal operations for 1996. Eighty-seven percent of year-end 1996 developed domestic coal reserves mined with existing facilities meet the 2.5 pounds sulfur dioxide standard in 1996. Seventy-six percent of these reserves satisfy the 1.2 pounds standard effective in 2000.

                                                                                         Year-End 1996 Reserves
                                                                                           (Millions of Tons)
                                                                                   -------------------------------------
                                  Annual                                             Mineable                    Total
      Coal                       Capacity     Average       Average       Average      with       Require        Proved
   Operating                     (Millions      Btu        Contained     Recovery    Existing       New       and Probable
      Unit            Type       of Tons)     per Pound     Sulfur %        %       Facilities    Facilities    Reserves
----------------   -----------   --------   -------------   ---------   ---------   ----------   ------------   --------

Pennsylvania       underground     10-11    13,000-13,200    1.2-3.0       70-90           176            326        502
West Virginia      surface and         8    11,700-14,000    0.6-1.8      60-100            61             24         85
                   underground
Kentucky           surface and       6-7    11,300-13,000    0.8-1.7      65-100            63             10         73
                   underground
Midwest            surface and       6-7    11,000-11,500    0.6-4.0      65-100            69            405        474
                   underground
Wyoming            surface            42      8,270-8,515    0.3-0.4         100         1,025              -      1,025
Colorado           underground        11    10,600-11,250    0.4-0.6         100           114              -        114
Utah               underground         4    11,400-12,000    0.5-0.6      90-100            70              -         70
                                                                                         -----            ---      -----
                                                                                         1,578            765      2,343
                                                                                         =====            ===      =====

   Cyprus Amax's 50 percent interest in the Springvale mine in Australia represents annual capacity of 2 million tons with a reserve base of 47 million tons. Cyprus Amax's equity share of Oakbridge Limited reserves at December 31, 1996 were 141 million tons.

   In 1996, Cyprus Amax produced 76 million tons of coal and sold 78 million tons. In addition, Cyprus Amax's share (41 percent) of Oakbridge Limited represented 6 million tons of production and 6 million tons of shipments. Production from Cyprus Amax's coal operations is shown in the table below:

                                               Production
   Coal                                       ------------
Operating Unit                           1996              1995
--------------                           ----              ----
                                           (Millions of Tons)
Pennsylvania                                 9              8
West Virginia                                8              6
Kentucky                                     5              5
Midwest                                      6              8
Wyoming                                     36             36
Colorado                                     8              9
Utah                                         3              3
                                            --             --
 Total Domestic                             75             75
                                            --             --
Springvale                                   1              -
Oakbridge (Equity share)                     6              6
                                            --             --
 Total Australian                            7              6
                                            --             --

Total                                       82             81
                                            ==             ==

Additionally, the average sales prices for 1996 and 1995 are shown in the table below:


                                                  Average Sales Price
                                             -----------------------------
                                               Contract           Spot
                                             -------------   -------------
                                              1996    1995    1996    1995
                                             -----   -----   -----   -----
                                                    ($/Ton)         ($/Ton)
Total Domestic                               15.66   17.15   14.95   13.45
Oakbridge (Equity share)                     29.23   26.52   24.85   23.96

Coal Operations

Pennsylvania

   The Emerald and Cumberland mines are contiguous underground operations located in the southwestern part of Pennsylvania. A multi-year program is underway to re-equip and expand Cumberland. In October 1994, a new longwall system was commissioned to improve productivity and increase production. During 1995, longwall panel development section equipment was upgraded. During 1996, the preparation plant was expanded. Both mines are in the Pittsburgh coal seam and are mined utilizing the longwall mining method and the reserves are owned by Cyprus Amax affiliates. Coal is processed through preparation plants and is transported by rail and river barge to utilities in the Northeast and Midwest. The hourly workforce at both mines is represented by the United Mine Workers of America (UMWA). Several pieces of major mining equipment, including the Cumberland longwall, are leased. The remainder of the mining equipment is owned. Cyprus Amax also controls significant undeveloped contiguous reserves in the Pittsburgh, Freeport and Sewickley seams.

West Virginia

   The Kanawha River operations, located approximately 25 miles east of Charleston, West Virginia, consist of the Stockton and Cannelton 145 underground mines and the Dunn and Armstrong Creek surface mines. The underground mines utilize continuous miners; the surface mines employ trucks, electric shovels, hydraulic excavators, endloaders, and a dragline at one of the properties. Both raw and processed coal of various qualities are marketed to electric utilities and industrial customers; transportation is primarily by barge. The Maple Meadow mine produces high grade, low volatile metallurgical coal from an underground mine located in Raleigh County, West Virginia. Processed coal from the Maple Meadow mine is transported by rail to steel mills in North America. The West Virginia operations also include a small preparation plant in McDowell County. The hourly workforce at all operations is represented by the UMWA. Mining is conducted on owned property and under private leases. Mining equipment is both owned and leased.

Kentucky

   Mountain Coals operates the Star Fire surface mine located in eastern Kentucky. Star Fire is a mountaintop removal and contour stripping operation using an Addcar highwall miner, dragline, shovel, and trucks to extract five seams of coal. Mining operations are conducted on fee coal properties and private coal leases with both owned and leased equipment. A preparation plant is used to wash a portion of the production. The hourly workforce is represented by the UMWA. A major long-term utility contract expired at the end of 1995. In anticipation of the contract expiration, the Lost Mountain operation was phased out and the mine plan for Star Fire was revised to significantly reduce future operating costs. Star Fire continues to supply a second long-term utility contract. In addition to Star Fire, Cyprus Cumberland owns an underground mine and preparation plant (Pine Mountain) and a surface mine (Straight Creek); both are operated by independent contract miners. Transportation from the Kentucky operations is by rail.

Midwest

   Midwest operations consists of two surface mines in Indiana and a large underground mine in southern Illinois. The Chinook mine (located in Clay and Vigo counties of west central Indiana) uncovers two seams of coal with a large dragline, and ships washed coal by rail to nearby utility and industrial customers. Almost all of its production is dedicated under a long-term contract. The Sycamore surface mine is a shovel-truck operation in Knox County, Indiana from which coal is trucked to utility and industrial accounts. The Wabash underground mine is located in Wabash County, Illinois. Continuous miners access the Illinois #5 seam, and processed coal is shipped ten miles by rail to the mine's major long-term contract utility customer. In February 1997, Cyprus Amax assigned the Wabash coal supply contract to another coal company for an undisclosed amount of cash plus future payments. Future operations at the Wabash mine are under evaluation. The mine may be closed or continue in operation at a significantly reduced tonnage level.

Following a June 1996 agreement to restructure its long-term coal supply agreement for a cash payment, the Delta surface mine in southern Illinois was closed and is presently undergoing reclamation. The Ayrshire mine (located in Warrick County, Indiana) is reclaiming areas that were formerly surface mined. Hourly employees at the Indiana and Illinois mines are represented by the UMWA. The Skyline mine is located in Sequatchie County, Tennessee. The coal is uncovered by a mid-sized dragline and is transported raw to utility and industrial customers, primarily by truck. Throughout the Midwest, surface and mineral rights are controlled through fee ownership and private leases. Mining equipment is predominantly owned, although a portion is leased.

Colorado

   Cyprus Amax affiliates operate two underground mines in the Colorado operating unit: Twentymile and Shoshone. A third mine, Empire, has been idle since December 1995. Mining is conducted on a combination of private, state, and federal coal leases. All operations use the longwall mining method. The coal is shipped on a predominantly raw basis to utility and industrial plants in the West, Midwest, and Southeast. The Twentymile and Empire mines are located in northwestern Colorado; the hourly workforce at Empire is represented by the UMWA. The Shoshone mine is located in southern Wyoming. The Empire longwall equipment plus several items of mobile mining equipment at Twentymile are leased. The remaining equipment is owned.

Wyoming

   In the Powder River Basin, Amax Coal West operates two of the nation's largest surface mines -- the Belle Ayr and Eagle Butte mines, which are located near Gillette, Wyoming. The open pit method of mining is used at both mines with shovels and large haul trucks used to remove both overburden and coal. Coal is crushed prior to shipment. Unit trains move coal to utilities in most regions of the country with the majority sold under contracts with an initial term of at least one year. Most mining equipment is owned. Surface rights are held through fee ownership while reserves are primarily controlled through federal and state leases.

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

   Plateau's construction of the Willow Creek mine located near Price, Utah commenced during the fourth quarter of 1995. Site preparation and facilities construction is expected to be completed in 1997. Underground development started in September 1996. Longwall start-up is projected for early 1998. Willow Creek's production will be marketed to Pacific Rim customers through West Coast ports. A portion of the production is also expected to be sold to Western and Midwestern utility customers.

Springvale

   Cyprus Amax, through its Cyprus Australia Coal subsidiary, owns 50 percent of the Springvale underground mine located near Lithgow, New South Wales, Australia. The operation uses the longwall mining method. Most of Springvale's output is sold raw to the nearby Mount Piper generating plant of Pacific Power under a long-term coal supply contract. Additional production is washed and exported, primarily to a Korean electric utility.

Oakbridge

   Cyprus Amax's wholly owned subsidiary, Cyprus Australia Coal of Sydney, Australia, owns a 41 percent interest and is the operator of Oakbridge Limited of Australia. Oakbridge is a major independent coal producer with six mines in New South Wales which produce approximately 14 million tons annually. Proved and probable reserves total 341 million tons of which Cyprus Amax's equity share is 141 million tons.

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

Coal Marketing Arrangements

   Almost all of Cyprus Amax's coal sales are steam coal to electric utilities. Approximately 84 percent of Cyprus Amax's 1996 coal sales were made under contracts with an initial duration of one year or longer (term contracts). This percentage is expected to be approximate 90 percent in 1997. These contracts are priced using a combination of cost pass-through, base price plus cost index escalation and/or market adjustments. While such contracts generally are more advantageous than sales on the spot market, they can be subject to periodic renegotiation of price and quantity. Most contracts also are subject to partial or complete suspension by the customer or producer during certain force majeure events, such as damage to the customer's plant or work stoppages. In the event of successful enforceability challenges, price/quantity renegotiations, or the occurrence of force majeure events, and upon the expiration of term contracts in accordance with their terms, Cyprus Amax would be required to seek alternative purchasers for the coal through spot market sales or replacement contracts. Currently, the applicable spot price for much of the coal presently subject to such contracts is below the contract price.

   At December 31, 1996, Cyprus Amax had term contracts covering an aggregate of approximately 510 million tons, including 77 million tons to be delivered in 1996. About 16 percent of contracted coal is under agreements which expire before 2000; the remainder is committed under contracts which expire between 2000 and 2020. To maintain current average margins as contracts expire, Cyprus Amax will need to sign new contracts, extend existing contracts, shift volume to operations with advantageous production costs, and reduce mining costs at mines supplying above market price contracts. In 1995, revenues from five coal supply contracts accounted for approximately 30 percent of total coal revenues, with the largest individual contract contributing 11 percent of coal revenues.

     Eastern Markets.  Shipment levels at Cyprus Amax's Pennsylvania, West
     ----------------
Virginia, and Kentucky units increased during 1996 due to continued strong demand for these coals. Exports to Europe from West Virginia increased in comparison to the prior year. Eastern and Midwestern utilities continue to increase purchases of coals from this region which meet the sulfur dioxide requirements of Phase I of the Clean Air Act Amendments of 1990 (see "Coal-Clean Air Act Amendments of 1990"), and which provide competitive delivered fuel costs. Due to their coal quality characteristics, location and cost competitiveness, Cyprus Amax's Eastern operations are well positioned to increase their sales to domestic utilities and export customers.

   Midwest Markets.  Shipments in 1996 from Cyprus Amax's Midwest unit declined
   ----------------
from 1995 levels due primarily to the closure of the Delta mine and reduced production at the Wabash mine.

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

   Western Markets.  Shipments for 1996 from Cyprus Amax's Colorado, Wyoming,
   ----------------
and Utah units collectively decreased slightly from 1995 levels mainly due to the idling of the Empire mine. Interest by utilities in Powder River Basin and high Btu Colorado coals continues to strengthen and increased Cyprus Amax shipments from these regions are anticipated in 1997. Steady future demand growth for Western low sulfur coals is predicted, with a likely acceleration just prior to the year 2000, when the Phase II sulfur dioxide requirements become effective. Western railroads have invested heavily in equipment and expanded trackage; shipping capacity has largely caught up with demand. Although the Powder River Basin has been historically affected by overcapacity, Cyprus Amax's six major long-term coal supply agreements provide a production base for the Wyoming unit. These contracts expire between 1998 and 2020 with over 50 percent of the annual tonnage committed until 2013.

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

   The compliance strategies which utilities will follow cannot be predicted with certainty due to the multiple options available, the extended compliance time frames, and the unique characteristics of each utility system. Cyprus Amax believes, however, that its overall business and financial condition will not be affected materially by the Clean Air Act Amendments because of its diverse portfolio of mines and products, shipments to plants with scrubbers in place, and strategic steps taken over the last several years in anticipation of the enactment of acid precipitation legislation. The Amendments are expected to increase the demand for and value of Cyprus Amax's low sulfur reserves in the Powder River Basin, Colorado, Utah, and central Appalachia since many utilities are expected to comply with the new emissions standards by switching to lower sulfur coal. With the 1996 restructuring of the contract supplied from the Delta mine and the recent assignment of the Wabash contract, Cyprus Amax has significantly reduced its dependence on sales of high sulfur Illinois Basin coals. Over 50 percent of Cyprus Amax's remaining Midwest shipments are to a scrubber equipped generating plant. Additionally, shipments from the Skyline mine meet the Phase II sulfur dioxide standard.

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

   Cyprus Amax owns 100 percent of a Chilean limited partnership which holds a brine deposit and owns a lithium carbonate processing facility in northern Chile. Lithium brine is recovered from the brine deposit and concentrated in
solar evaporation ponds.   The concentrated brine is then converted into lithium
carbonate at the processing facility. Reserves available to Cyprus Amax are determined by a contract with the Chilean government. As of December 31, 1996, Cyprus Amax reserves amounted to 198,000 tons of elemental lithium which is equivalent to approximately 2.1 billion pounds of lithium carbonate. Production during 1996 was 31 million pounds of lithium carbonate which was approximately 5 million pounds above name-plate capacity. In addition, Cyprus Amax produces potash from by-product salts generated at its brine operation in northern Chile. Production and sales totalled 81,000 tons in 1996. All potash sales to a major Chilean chemical company are made under long-term contacts which expire in years 1998 through 2004.

   At the Silver Peak facility in Nevada, Cyprus Amax also produces lithium carbonate from salt brines. The solar pond system and related plant for chemical conversion of the concentrated brine into lithium carbonate are situated on approximately 17,000 acres of patented and unpatented placer mining claims. Reserves at December 31, 1996, totalled 39,700 tons of elemental lithium which is equivalent to approximately 205 million pounds of lithium carbonate. During 1996, Silver Peak operated approximately 20 percent in excess of its long-term production capacity, producing 14.2 million pounds of lithium carbonate.

   During 1996, Cyprus Amax completed construction of a new lithium hydroxide production facility at its Silver Peak operation which will replace its existing hydroxide plant located at Sunbright, Virginia. The new plant started up during the second quarter of 1996. Cyprus Amax operated the Sunbright, Virginia plant until August 1996 at which time the facility was closed.

   Cyprus Amax also operates a butyllithium production facility in New Johnsonville, Tennessee, located on 98 acres of fee land owned by Cyprus Amax. In addition to butyllithium, this plant produces other organo-metallic lithium specialty chemicals.

   Cyprus Amax also owns manufacturing facilities for various lithium chemicals and lithium metal casting located on 1,006 acres of fee and leased land in Kings Mountain, North Carolina. An open pit mine and lithium carbonate processing facility at Kings Mountain were shut down in 1991, and during 1994 and 1995, the lithium carbonate processing facility was dismantled. Future production from the 146,000 tons of elemental lithium reserves at Kings Mountain will depend on new or improved markets, the depletion of other reserves, and construction of new processing facilities. Lithium administration and sales, research and development, and certain lithium metal and alloy production activities are also conducted at the Kings Mountain production facilities.

Lithium Marketing Arrangements

   Cyprus Amax sells lithium carbonate, lithium hydroxide, butyllithium, lithium chloride, lithium bromide, and a variety of other lithium chemical, metal, and metal alloy products to such diverse markets as aluminum smelting, ceramics, lubricants, specialty glass, synthetic rubber, plastics, batteries, alloys, and pharmaceuticals. The various lithium products are sold under a combination of long- and short-term contracts. Sales to one customer accounted for 18 percent of lithium revenue in 1996.

Gold Operations

   Amax Gold and its subsidiaries are engaged in the mining and processing of gold and silver ore and in the exploration for, and acquisition and development of, gold-bearing properties, principally in the Americas, Russia, Australia and Africa. Amax Gold was incorporated in Delaware in 1987 and reincorporated in 1995. During 1994, Cyprus Amax ownership interest in Amax Gold was 42 percent. During 1995, Cyprus Amax increased its ownership in Amax Gold from 42 percent to 51 percent by exercising its option to convert an $80 million loan into Amax Gold Common Stock. During 1996, Cyprus Amax increased its ownership interest to 53 percent by exercising its option to convert to stock, outstanding interest and a guarantee fee related to financing arrangements. In 1997, Amax Gold is considering merger partners and other business combinations that will build on its operational strengths and exploration opportunities.

   In 1996, Amax Gold renegotiated its $250 million Fort Knox loan agreement.
As support to the restructured facility, Cyprus Amax has guaranteed $150 million and potential borrowings under the existing $100 million double-convertible line of credit. The lenders waived certain restrictive covenants and reduced the interest rate. In return for the increased financial support, Cyprus Amax receives certain fees, the interest differential, and security interest in certain Amax Gold assets. Additionally during 1996, Cyprus Amax provided Amax Gold with a demand loan facility to fund additional costs at the Fort Knox project and for general corporate purposes, with such funding to be provided at the discretion of Cyprus Amax. At December 31, 1996, Cyprus Amax had loaned Amax Gold $130 million.

   In October 1995, Cyprus Amax announced its intent to sell its 50 percent interest in the Russian Kubaka gold mine project to Amax Gold. Amax Gold received shareholder approval for the acquisition in December 1996 and expects to acquire the project in early 1997. The $95 million purchase price will be paid in Amax Gold Common Stock with 11.8 million shares at closing and 4.2 million shares upon commencement of commercial production, which is expected to occur in early 1997. The transfer of all 16 million shares will increase Cyprus Amax's ownership to approximately 59 percent. In addition, Amax Gold will make contingent payments to Cyprus Amax in the event it acquires the right to mine other reserves in the Russian Federation.

   In April 1994, Cyprus Amax and Amax Gold entered into an agreement whereby the Company provided AGI with a $100 million double-convertible line of credit. The outstanding indebtedness under the line of credit may be repaid by AGI with the issuance of AGI convertible preferred stock. Both companies have conversion rights to convert the line of credit into Amax Gold Common Stock at a maximum price of $8.265 per share and a minimum price of $5.854 per share. As of December 31, 1996, no borrowings were outstanding under this line of credit. Certain amounts have been made available to Amax Gold as support for the Fort Knox and Refugio loans. See Note 7 to the Consolidated Financial Statements on pages 40 and 41 of the 1996 Annual Report.

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

   Amax Gold's operating properties consist of a 50 percent interest in the Refugio Mine in Chile; a 90 percent interest in the Guanaco Mine in Chile; and a 100 percent interest in the Hayden Hill Mine in Lassen County, California. The Company also owns a 100 percent interest in the Sleeper Mine in Humboldt County, Nevada, and a 100 percent interest in the Wind Mountain Mine in Washoe County, Nevada, which are in reclamation. In addition, Amax Gold owns a 100 percent interest in the Fort Knox mine near Fairbanks, Alaska, and a 62.5 percent joint venture interest in the Haile Project in Lancaster County, South Carolina.

   All of Amax Gold's operating properties are open pit mines. Except for mining equipment owned by contract miners at Guanaco and Refugio and mobile mining equipment leased by Amax Gold at Fort Knox, Amax Gold owns its mining and processing equipment, which is maintained in good operating condition. Ore is processed by milling or heap leaching. Milling is the traditional process for recovering gold from ore. After ore is crushed, the gold and silver are concentrated and then smelted into dore which is shipped to refiners for further processing. The milling process is typically used for higher recovery oxide and sulfide ores.

   Heap leaching is a lower cost processing method principally applied to oxidized ores. The heap leach recovery rate is generally lower than for milling. In the heap leaching process, crushed and/or run-of-mine ore is loaded onto impermeable leach pads. The ore is irrigated with a weak cyanide solution that penetrates the ore, dissolving the gold and silver. The pregnant solution is collected and pumped through activated carbon or a Merrill Crowe zinc precipitation plant to remove the metals from the solution. After the gold and silver is stripped from the carbon or processed from the zinc precipitate, it is smelted into dore, which is shipped to refiners for further processing.

   Mine statistics and production information at Amax Gold's principal mine operations is summarized in the following tables for the years 1996 and 1995. The 1996 year-end ore reserve information is as follows:

Ore Reserves                                          December 31, 1996
------------                -------------------------------------------------------------------
                               Proved and Probable                              Gold Content
                            Ore Reserves (AGI's Share)                      (Thousands of Ounces)
                            --------------------------                      ---------------------
                                     (Thousands                             AGI's       Cyprus Amax's
Operation                             of Tons)        Average Grade         Share          Share
---------                            ---------        -------------         -----          -----
Fort Knox                            161,315              0.025             4,079          2,142
Refugio/(1)/                          53,602              0.029             1,558            818
Guanaco/(2)/                           2,673              0.045               119             62
Hayden Hill                            5,635              0.029               164             86
Haile                                  5,460              0.089               488            256
                                     -------                                -----          -----
                                     228,685                                6,408          3,364
                                     =======                                =====          =====

/(1)/Represents Amax Gold's 50 percent interest in Refugio's ore reserves. /(2)/Represents 100 percent of Guanaco's ore reserves.
/(3)/Represents Amax Gold's 62.5 percent interest in Haile's ore reserves.


Mine Statistics                         1996                                            1995
---------------               ----------------------------                -------------------------------
                              Tons       Ore          Ore                 Tons           Ore         Ore
Operation                     Mined   Processed      Grade                Mined       Processed     Grade
---------                     -----   ---------      -----                -----       ---------     -----
                              (Millions of Tons)  (Ounces/Ton)              (Millions of Tons)   (Ounces/Ton)
Refugio                          3       2            0.031                 -             -              -
Guanaco-Leach                   13       2            0.070                13             2          0.063
Hayden Hill-Leach                8       6            0.028                 9             6          0.024
Sleeper-Mill                             1            0.069                               1          0.095
       -Leach                  } 1       -            0.020              } 14             3          0.018
                               ---      --                               ----            --
                                25      11                                 36            12
                               ===      ==                               ====            ==


Production                           1996                        1995
----------                    -------------------          -------------------
                              Gold         Silver          Gold         Silver
                              ----         ------          ----         ------
                             (Thousands of Ounces)        (Thousands of Ounces)
Refugio                        31              3              -              -
Guanaco                        96            360             71            268
Hayden Hill                   103            321             80            227
Sleeper                        38             36             82             99
Wind Mountain                   -              -              5              7
                              ---            ---            ---            ---
                              268            720            238            601
                              ===            ===            ===            ===

Refugio Mine

   Amax Gold owns a 50 percent interest in the Refugio mine, located in the Maricunga Mining District in central Chile, approximately 75 miles east of Copiapo. The property, situated between 13,800 feet and 14,800 feet above sea level, is held by Compania Minera Maricunga (CMM), a Chilean contractual mining company indirectly owned 50 percent by Amax Gold and 50 percent by Bema Gold Corporation (Bema), a publicly traded company based in Vancouver, British Columbia.

   Construction of the Refugio Mine was completed in early 1996 with the development of an open pit mine and a three-stage crushing and heap leach operation capable of processing 33,000 tons of ore per day, or 11.9 million tons per year. The mine and plant are expected to produce 200,000 to 250,000 ounces of gold per year, of which Amax Gold's share would be 50 percent. Production commenced in April 1996; however, start-up was delayed due to mechanical problems with the secondary and tertiary crushers and the collapse of fill underlying the fine ore storage bin. Placement of ore on the pads, leaching and gold production continued until resolution of these issues in the third quarter of 1996 and the mine achieved commercial production on October 1, 1996. Amax Gold retained an experienced mining contractor with its own equipment to drill, blast, load, and transport all ore and waste. Carbon adsorption, stripping, and electrowinning are being used to recover gold from the leach solutions. Electrowon cathodes are smelted to dore bars for shipment. Facilities include a permanent camp with access to the site from Copiapo provided by road. Power is supplied by on-site, diesel-powered generators. Water extraction rights expected to be sufficient to supply the mine are owned by CMM.

   The Refugio property position comprises approximately 14,500 acres, consisting of mineral rights, surface rights, and water rights expected to be sufficient for the mine. The principal ore deposit is held by mining claims which are owned by CMM. Essentially all of the mineral rights surrounding the claims are held by a joint venture formed by Bema and the former owner of the Refugio claims. CMM has agreements in place with this joint venture that will allow CMM to mine any extensions of its major ore deposits extending onto surrounding mineral rights and to use the surrounding areas for project needs. CMM owns or controls surface rights covering the known mineralization and the currently anticipated mining operation under leases from the Chilean Army, which expire in 2001 and 2005 and may be extended for an additional ten years.

   Amax Gold, through its 50 percent ownership of CMM, is responsible for payment of a net smelter return royalty to the former owners of the Refugio property that is expected to average 2.5 percent of Amax Gold's share of production from the currently defined ore reserves. An additional sliding scale net smelter return royalty related to net profits and ranging from 2.5 to 5 percent is payable on Amax Gold's share of any production in excess of current reserves.

Guanaco Mine

   Amax Gold owns a 90 percent interest in and operates the Guanaco Mine, located in the Guanaco Mining District in northern Chile, approximately 145 miles southeast of Antofagasta, Chile. Under existing shareholder arrangements, Amax Gold receives 100 percent of production until certain conditions are met. Management currently does not believe these conditions will be met; therefore, 100 percent of Guanaco's reserves have been included in Amax Gold's reserve table. The operation consists of an open pit mine, heap leach facilities capable of processing approximately 2.4 million tons of ore per year and permanent camp facilities. The facility includes three stages of crushing, permanent pad heap leaching, and Merrill Crowe zinc precipitation of gold. Amax Gold has retained an experienced mining contractor with its own equipment to drill, blast, load, and transport all ore and waste. Access to the mine from Antofagasta is provided by the Pan American Highway (approximately 120 miles south) and a gravel surface road (approximately 25 miles east). Power is supplied by an on-site power plant. The water supply for mine operations comes primarily from nearby wells and from nearby surface springs, which also provide potable water.

   The Guanaco Mine began production in April 1993. Production was hampered in 1994 by initial crusher throughput problems, as well as by process water shortages, which were resolved in the fourth quarter of 1994. During 1995, despite continued problems with crusher throughput, production at Guanaco increased primarily due to higher grades and recoveries. The crusher problems were resolved in 1996, which resulted in significantly improved production. Mining is expected to be completed in mid-1997 with residual leaching continuing into 1998. However, based on a detailed study of the continuity of ore, costs and production rates, a $36 million pre-tax write-down was recorded during the fourth quarter of 1996.

   The Guanaco property position consists of approximately 25,000 acres consisting of mineral claims leased from Empresa Nacional de Mineria (ENAMI), an entity of the Chilean government, and certain other mineral rights. Nearly all of the reserves are located on land covered by the ENAMI lease, which expires in 2006 and may be extended by Amax Gold for additional five-year terms thereafter. The lease is subject to royalties varying with the level of production, with the royalty on gold ranging from a 7 percent gross royalty to a 3 percent gross royalty plus a 2 percent net profits royalty; there is a gross royalty of 2 percent for all other metals. The property remains subject to a 1.1 percent net smelter return royalty to the minority owners for metals other than gold.


Hayden Hill Mine

   Amax Gold owns 100 percent of the Hayden Hill Mine in Lassen County, California, approximately 120 miles northwest of Reno, Nevada. The Hayden Hill operation is an open pit mine with two pits, heap leach pads and tailings disposal facilities.

   Amax Gold controls approximately 6,300 acres through ownership of federal patented and unpatented mining claims and fee lands, and a long-term lease of federal unpatented mining claims, which has an indefinite term. Access to the mine is provided by a county road that connects to a state highway. Power for operations is purchased from the local rural electric association. Water for mining and processing operations is provided by two wells located in close proximity to the mine. Potable water is supplied by truck. Mining is expected to be completed in late 1997 with residual leaching continuing into 1998.

   Approximately 75 percent of the current reserves are subject to a gross receipts net smelter return royalty ranging from 2 percent to 5 percent.

Sleeper Mine

   The Sleeper Mine, located in Humboldt County, Nevada, approximately 28 miles north of Winnemucca, is 100 percent-owned by Amax Gold. Gold production in 1996 decreased from 1995 levels due to completion of mining as planned in the first quarter of 1996. Milling was completed in August of 1996 and operations were completed at the end of the third quarter. Reclamation activities, partially funded through continued residual leaching, have commenced at Sleeper and are expected to be substantially completed by 2000. The operation includes an open pit mine, mill, heap leach pads, and tailings disposal facilities. Current facilities occupy approximately 2,000 acres of unpatented mining claims. Access to the mine is provided by a gravel road that connects to a paved public highway. Power is purchased from the local rural electric association. Water is provided by a well system that is currently being used to fill the pits, and potable water is supplied by truck. No royalties are payable on production from the Sleeper Mine.

Fort Knox Mine

   Amax Gold owns a 100 percent interest in the Fort Knox mine, located in the Fairbanks Mining District, 15 miles northeast of Fairbanks, Alaska.

   The Fort Knox mine covers approximately 47,000 acres and consists of two state mining leases, approximately 1,400 state mining claims, and 7 patented federal mining claims, and the mineral rights to 38 patented federal mining claims. The current reserve is located on approximately 1,150 acres of land held under a state mining lease that expires in 2014 and may be renewed for a period not to exceed 55 years. This lease is subject to a 3 percent royalty payable to the State of Alaska based on net income. The remaining Fort Knox property is held by deeds, a second mining lease, an option agreement, and mining claim locations. The second mining lease expires in 2009, and Amax Gold plans to exercise the option agreement in 1997. Claims surrounding the current reserve are subject to net smelter return royalties ranging from 3 percent to 6 percent on the state mining claims, and both a 1 percent net smelter return royalty, and a 10 percent overriding net profits interest on certain of the patented federal mining claims.

   Fort Knox reached mechanical completion in November 1996, and construction was essentially completed in early 1997. The first gold bars were poured on December 20, 1996. As of the end of February 1997, approximately $365 million had been spent on construction, including capitalized interest. The operation includes an open pit mine, a conventional 36,000 tons per day (13.1 million tons per year) mill and process plant, a tailings storage facility and a fresh water reservoir to supply process water. The process facilities are designed as a zero discharge system. Power is supplied by the public utility serving the area over a distribution line paid for by Amax Gold. Access is provided by paved highway for 21 miles from Fairbanks and then for five miles by unpaved road.
The mine and plant are designed to operate year round and to produce approximately 300,000 to 350,000 ounces of gold per year, with the higher rated expected during the early years.

Haile Project

   Amax Gold owns a 62.5 percent joint venture interest in the Haile Project in Lancaster County, South Carolina. The remaining 37.5 percent interest is owned by Piedmont Mining Company, Inc. (Piedmont). Amax Gold has not made a decision to develop the Haile property and is considering various options with respect to its interest in Haile.

   The Haile Project covers approximately 3,600 acres and consists entirely of fee property, that is either owned by the venture participants, leased from third parties under leases that can be extended to 2001 or controlled by
purchase agreements.   The leased property is subject to a 4 percent net smelter
return royalty.

Gold Marketing Arrangements

   Gold has two principal uses: product fabrication and bullion investment. Fabricated gold has a wide variety of end uses, including jewelry manufacture (the largest fabrication component), electronics, dentistry, industrial and decorative uses, medals, medallions, and official coins. Amax Gold sells all of its refined gold to banks and other bullion dealers, using a variety of hedging programs, and the majority of its 1996 sales were to Europe.

   Amax Gold employs a number of hedging techniques with the objective of mitigating the impact of downturns in the gold market and providing adequate cash flow for operations while maintaining significant upside potential in a market upswing. During 1996 and 1995, Amax Gold's hedging efforts resulted in average realized prices of $412 an ounce and $406 an ounce, respectively, compared to the average COMEX price of approximately $388 an ounce for 1996 and $384 an ounce for 1995.

Kubaka Project

   In mid-1993, a joint stock company, in which Cyprus Amax participates along with Russian partners, was awarded a concession covering the Kubaka gold deposit located in Magadan Province, Russia. Cyprus Amax is the manager of the joint stock company and at December 31, 1996, Cyprus Amax had a 50 percent interest. Amax Gold shareholders approved the acquisition of Cyprus Amax's 50 percent ownership interest in the Kubaka gold mine, and the transaction is expected to be completed in early 1997. Cyprus Amax will receive 11.8 million shares of Amax Gold stock upon completion of the transaction and another 4.2 million shares when the Kubaka mine reaches commercial production. The transfer of all 16 million shares will increase Cyprus Amax's ownership in Amax Gold to approximately 59 percent.

   Kubaka is an open pit, mill recovery, gold mine located in the Russian Far East, approximately 200 miles south of the Arctic Circle and 600 miles northeast of the major port city of Magadan. The Kubaka mine's remote location in this sub-Arctic region requires planning for operations in extreme cold and providing all services and facilities on site. Cyprus Amax's share of reserves at December 31, 1996 and annual production will be approximately 1.3 million ounces and 150,000 ounces, respectively. The first gold was poured at Kubaka during February 1997 and commercial production is expected to commence in mid-1997 with anticipated cash costs averaging approximately $185 per ounce.

   The following table sets forth the proved and probable reserves at the Kubaka Project.

                                 Kubaka Project
                        Proved and Probable Ore Reserves
                            As of December 31, 1996

                                                     Gold Content
                                                -----------------------
                               Gold              (Thousands of Ounces)
                 Tons       Average Grade                 Cyprus Amax's
              (Thousands)   (Ounces/Ton)        Total       50% Share
              ----------    -----------         -----   ---------------
Mill Ore         4,949         0.540            2,665        1,332

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

Exploration

   Cyprus Amax conducts an international exploration program for copper and gold. It seeks a range of opportunities from early stage generative exploration through advanced opportunities and acquisitions. The company has active projects in the United States, Canada, Mexico, Panama, Honduras, Peru, Chile, Australia, Indonesia, Russia, and Zambia and continues to seek opportunities in other parts of the world as well. Exploration also is conducted around its developing and producing mines to find and delineate ore which could extend the lives of those operations. (See "Other Minerals Segment, Amax Gold" for discussion of Cyprus Amax's exploration joint venture agreement with Amax Gold.)

                                EQUITY AND OTHER

Amax Gold

   Prior to 1995, Amax Gold was accounted for as an equity investment. During 1995, Cyprus Amax increased its ownership in Amax Gold from 42 percent to 51 percent and in 1996 to 53 percent. As a result, Amax Gold was consolidated in 1995 and 1996. See further discussion in "Other Minerals Segment, Amax Gold".

Oakbridge Limited

   During 1996, Cyprus Amax ownership interest in Oakbridge Limited was 41 percent. Cyprus Amax's investment in Oakbridge is accounted for on the equity method. See further discussion in "Coal Segment, Oakbridge".

                                 RISK FACTORS


     The Company's business operations are subject to a number of risks and hazards inherent in the mining industry, including but not limited to those summarized below, which materially and adversely may affect the Company's business, financial conditions, results of operations and cash flows and the anticipated development of existing properties and reserves and of future projects, production quantities and rates, overall costs and expenditures and expected production commencement dates. The Company is also subject to a number of risks not specific to the mining industry, including but not limited to general economic and financial market conditions.

METALS PRICE VOLATILITY

     A significant portion of the Company's revenues are derived from the sale of metals such as copper and molybdenum and, to a lesser extent, gold through the Company's majority owned subsidiary Amax Gold. Thus, the Company's business, financial condition, results of operations and cash flows are very sensitive to changes in the prices of these commodities. Metals prices fluctuate widely and are affected by numerous factors beyond the Company's control or ability to predict, including but not limited to domestic and international economic and political conditions, industry inventory levels and capacity, global and regional demand and production, the availability and costs of substitute materials, speculative activities and inflationary expectations. While the Company historically has used limited financial risk management techniques to reduce a portion of the Company's exposure to the volatility of market prices, there can be no assurance that it will continue to do so or that it will be able to do so effectively in the future. In addition, depending upon the specific techniques employed, market conditions and other factors, such activities could reduce the earnings or cash flow which the Company otherwise would realize or result in losses.

OPERATING AND PROJECT DEVELOPMENT RISKS

     The Company's business operations are subject to risks and hazards inherent in the mining industry, including but not limited to unanticipated grade and other geological problems, water conditions, surface or underground conditions, metallurgical and other processing problems and mechanical equipment performance problems, the unavailability of materials and equipment, accidents, labor force and force majeure factors, unanticipated transportation costs and weather conditions, prices and production levels of by-products, and potential political instabilities of foreign governments, any of which materially and adversely can affect, among other things, the development of properties, production quantities and rates, costs and expenditures and production commencement dates.

     In the case of development projects, there generally is no operating history upon which to base estimates of future operating costs and capital requirements. The economic feasibility of any individual project is based upon, among other things: the interpretation of geological data obtained from drill holes and other sampling techniques; feasibility studies, which derive estimates of cash operating costs based upon anticipated tonnage and grade of ore to be mined and processed; the configuration of the ore body; expected recovery rates of metals from the ore; comparable facility and equipment costs; anticipated climatic conditions; estimates of labor productivity and other factors. Such development projects also are subject to the successful completion of final feasibility studies, issuance of necessary permits and receipt of adequate financing. Accordingly, uncertainties related to operations are magnified in the case of development projects.

     As a result of the forgoing risks, among other things, expenditures on any and all projects, actual production quantities and rates, and cash operating costs materially and adversely may be affected and may differ materially from anticipated expenditures, production quantities and rates, and costs, just as estimated production dates may be delayed materially, in each case, especially to the extent development projects are involved. Any such events materially and adversely can affect the Company's business, financial condition, results of operations and cash flows.

RELIANCE ON COAL CONTRACTS

     A substantial portion of the Company's coal is sold pursuant to long-term coal supply contracts which are significant to the stability and profitability of the Company's operations. During 1996, a majority of the company's revenues from coal sales resulted from sales under contracts with an initial term of more than one year. Some of the Company's contracts currently have prices which exceed the price at which such coal could be sold in the spot market. The loss of certain of its long-term contracts could have a material adverse effect on the Company's business, financial condition, results of operations and cash flow. Most of the Company's coal contracts with an initial term of more than one year are subject to price adjustment provisions which, subject to certain limits, permit an increase or decrease periodically in the contract price. Some of the Company's coal supply contracts also contain price re-opener provisions which provide for the periodic upward or downward adjustment of contract prices; such provisions can lead to disputes with customers and potential modifications or early termination of the contract.

COMPETITIVE CONDITIONS

     All of Cyprus Amax's products are sold in highly competitive markets. Marketing of Cyprus Amax's products is influenced by price, materials substitution, product quality, transportation costs, general economic conditions, imports, and competition in all markets. Cyprus Amax competes with numerous other copper, molybdenum, coal, lithium, and gold producers.

     Copper, molybdenum, and gold sales generally are characterized by cyclical and volatile prices, little product differentiation, and strong competition. Prices are influenced by production costs of domestic and foreign competitors, worldwide economic conditions, world supply/demand balances, inventory levels, the United States dollar exchange rate, and other factors. Copper and molybdenum prices also are affected by the demand for end-use products in, for example, the construction, transportation and durable goods markets.

     While the long-term demand for copper has been growing, especially in less developed countries, it can be affected adversely by substitution of materials such as aluminum, plastics, and optical fibers. Copper is an internationally-traded commodity, and its price is determined on two major metals exchanges:
the Commodities Exchange, Inc. in New York City (COMEX) and the London Metal Exchange (LME). These prices broadly reflect the worldwide balance of copper supply and demand, but also are influenced by speculative activities. COMEX copper prices averaged $1.06 per pound in 1996, down 29 cents per pound from 1995. Western world copper consumption rose for the eleventh consecutive year in 1996, with estimated 1996 growth of 4 percent. Copper production increased by a little over 6 percent. In addition, exports to China increased significantly in 1996 while imports from Eastern Europe fell marginally. At year end copper was in relatively tight supply. The supply of copper in the world is determined largely by development and production decisions of those entities controlling mines and reserves. Some major foreign producers have cost advantages resulting from higher ore grades, lower labor rates, and less stringent environmental requirements.

     Molybdenum demand depends heavily on worldwide steel industry consumption and to a lesser extent on chemical applications. Molybdenum demand in the Western World is near the record levels of 1995, supported by overall world economic strength. Reflecting a more balanced supply/demand picture and lower inventories, world spot molybdenum oxide prices recovered toward the end of 1996 but remained substantially below the cyclical peak of early 1995. World spot molybdenum oxide prices in 1996 averaged about $3.80 per pound against a 1995 average of about $8.00/lb. Cyprus Climax Molybdenum realizations averaged $5.25 per pound in 1996 and $7.53 per pound in 1995, with an increased proportion of 1996 sales coming from higher valued molybdenum chemical products. A substantial portion of world molybdenum production is a by-product of copper mining, which is relatively insensitive to molybdenum price levels. Imports to the west, especially from China, can also influence competitive conditions. In addition, Molycorp has announced the reopening in late 1996 of its New Mexico mine.

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

     Competition in the sale of lithium products is based on price and quality. During 1996, Cyprus Amax produced approximately 50 percent of the world's supply of lithium carbonate. Cyprus Amax has a number of competitors from western countries in the lithium marketplace, as well as competition from lithium products from China and the Commonwealth of Independent States (C.I.S.). In addition, new competitors are and will be entering certain lithium markets in the near future. As a result, an overcapacity situation has developed primarily in the lithium carbonate markets which has resulted in the erosion of prices.

ENVIRONMENTAL MATTERS

     The mining and mineral processing industries are subject to extensive regulations for the protection of the environment in the United States and foreign countries, including but not limited to regulations relating to air and water quality, mine reclamation, remediation, solid and hazardous waste handling and disposal and the promotion of occupational safety. These laws often require parties to fund remedial action or to pay damages regardless of fault. Environmental laws also often impose liability with respect to divested or terminated operations even if the operations were divested of terminated many years ago. As a result, the Company generally is required to engage in substantial remedial and investigatory activities, including but not limited to assessment and clean up work. Although the Company believes that it has adequate reserves with respect to environmental matters, there can be no assurance that the amount of capital expenditures and other costs and expenses which will be required to complete remedial actions and otherwise to comply with applicable environmental laws will not exceed the amounts reflected in the Company's reserves or will not have a material adverse effect on the Company's business, financial condition, results of operations or cash flows. From time to time the Company is cited for noncompliance with applicable environmental laws and regulations. However, the Company expects to be able to comply in all material respects with existing laws and regulations.

     The mining operations of the Company also are subject to inspection and regulation by the United States and foreign governments under a variety of laws and regulations. Current and future regulations or regulatory interpretations do or may require significant expenditures for compliance which may increase the Company's mine development and operating costs and may require the Company to modify or curtail its operations. The Company cannot predict the likely impact of future of pending legislation on its business, financial condition, results of operations or cash flows.

     Reference is made to additional information concerning environmental matters in "Management's Discussion, Environmental" on page 29 of the 1996 Annual Report and Note 14 to the Consolidated Financial Statements on pages 48 and 49 of the 1996 Annual Report, which information is incorporated herein by reference and Item 3: Legal Proceedings in this Form 10-K.

RESERVE LEVELS

     There are a number of uncertainties inherent in estimating quantities of reserves, including many factors beyond the control of the Company. The reserve data set forth in or incorporated by reference are in large part estimates only. No assurance can be given that the volume and grade of reserves recovered and rates of production will not be less than anticipated. Declines in the market price of a particular metal or in coal also may render reserves containing relatively lower grades of mineralization, or reduced quality of coal, uneconomic to exploit. If the price realized by the Company for a particular commodity were to decline substantially below the price at which ore reserves were calculated for a sustained period of time, the Company potentially could experience reductions in reserves and asset write-downs. Under certain such circumstances, the Company may discontinue the development of a project or mining at one or more of its properties. Further, changes in operating and capital costs and other factors, including but not limited to short-term operating factors such as the need for sequential development of ore bodies and the processing of new or different ore grades, may materially and adversely affect reserves.

COMPETITION FOR PROPERTIES; EXPLORATION RISKS

     Since mines have limited lives based on proven ore reserves, the Company continually seeks to replace and expand its reserves. Mineral exploration, at both newly acquired properties and existing mining operations, is highly speculative in nature, involves many risks and frequently is nonproductive.
Once mineral deposits are discovered, it may take a number of years from initial preparatory work until production is possible, during which time the economic feasibility of production may change. Substantial expenditures are required to establish ore reserves through drilling to determine metallurgical processes required for extraction from ore and, in the case of new properties, to construct mining and processing facilities.

     The Company encounters strong competition from other mining companies in connection with the acquisition of properties producing or capable of producing metals and coal. As a result of this competition, some of which is with companies with greater financial resources than the Company, the Company may be unable to acquire attractive mining properties on terms it considers acceptable. In addition, there are a number of uncertainties inherent in any program relating to the location of economic ore reserves, the development of appropriate metallurgical processes, the receipt of necessary governmental permits and the construction of mining and processing facilities. Accordingly, there can be no assurance that the Company's acquisition and exploration programs will yield new reserves to replace and expand current reserves.

FOREIGN OPERATIONS

     Certain of the Company's reserves and facilities are located in foreign countries, including Chile, Peru, Russia, Australia, Canada, the Netherlands and the United Kingdom. Such foreign reserves and facilities may be materially and adversely affected by exchange controls, currency fluctuations, ownership limitations, expropriation, taxation and laws or policies of particular countries, as well as the laws or policies of the United States affecting foreign trade, investment and taxation. The Company also may be affected materially and adversely by the policies and practices of multinational political or financial institutions.

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

   In April 1994, Cyprus Amax was notified by the Department of Justice ("DOJ") that the government would seek civil penalties for alleged violations of the Federal Clean Water Act in the operation of Cyprus Amax's Bagdad, Miami, and Sierrita mines in Arizona. During 1996, Consent Decrees were entered and civil penalties were paid resolving the alleged violations.

   Cyprus Miami and other companies, in conjunction with the Arizona Department of Environmental Quality's Water Quality Assurance Revolving Fund program, continued remediation and assessment of ground water quality at Pinal Creek near Miami, Arizona throughout 1996. The ongoing program, initiated in 1989, has resulted in continued improvement of subsurface water quality in the area.
While the long-term remedial action plan is not scheduled for submittal to the State of Arizona for approval until late 1997, completion of risk assessment studies and the evaluation of remedial action alternatives has provided information which allows an estimate of Cyprus Amax costs for completing the remedial action. As a result of this new information, approximately $50 million was recorded for the Pinal Creek remediation reserve at December 31, 1996. Cyprus Miami has commenced contribution litigation against other parties involved in this matter and has asserted claims against certain of its past insurance carriers. While significant recoveries are expected, Cyprus Miami cannot reasonably estimate the amount of recoveries and, therefore, has not taken potential recoveries into consideration in the provision.

   In December 1996, Cyprus Amax received a Unilateral Administrative Order For Removal Response Activities from the U.S. EPA requiring the removal of asbestos-containing material at the Horizon Potash Mine located near Carlsbad, New Mexico. Cyprus Amax is complying with the order and expects to complete the removal work by late 1997 along with completing other building demolition and reclamation at the Horizon site in accordance with a settlement agreement with the Bureau of Land Management. Horizon Potash acquired Amax Potash and its facilities in 1992, abandoned the site in 1993, and entered Chapter 7 bankruptcy proceedings.

   Cyprus Amax or its subsidiaries have been advised by the EPA and several state environmental agencies that they may be liable under the CERCLA or similar state laws and regulations for costs of responding to environmental conditions at a number of sites which have been or are being investigated by the EPA or states to establish whether releases of hazardous substances have occurred and, if so, to develop and implement remedial actions. Cyprus Amax has been named as a potentially responsible party ("PRP") or had received EPA requests for information for several sites. For all sites, Cyprus Amax had an aggregate reserve of approximately $117 million at December 31, 1996, for its share of the estimated liability. Liability estimates are based on an evaluation of, among other factors, currently available facts, existing technology, presently enacted laws and regulations, Cyprus Amax's experience in remediation, other companies' remediation experience, Cyprus Amax's status as a PRP, and the ability of other PRPs to pay their allocated portions. The cost range of reasonably possible outcomes for all sites is estimated to be from $80 million to $300 million, and work on these sites is expected to be substantially completed in the next several years, subject to the inherent delays involved in the process. Remediation costs that could not be reasonably estimated at December 31, 1996, are not expected to have a material impact on the financial condition and ongoing operations of the Company. Cyprus Amax believes certain insurance policies partially cover these claims; however, some of the insurance carriers have denied responsibility and Cyprus Amax is litigating coverage. Further, Cyprus Amax believes that it has other potential claims for recovery from third parties, including the U.S. Government and other PRPs, as well as liability offsets through lower cost remedial solutions. However, neither insurance recoveries nor other claims or offsets have been recognized in the financial statements unless such offsets are considered probable of realization.

   At December 31, 1996, Cyprus Amax's accruals for deferred closure, shutdown of closed operations, and reclamation totalled approximately $308 million. Reclamation is an ongoing activity and a cost associated with Cyprus Amax's mining operations. Accruals for closure and final reclamation liabilities are established on a life of mine basis. The Cyprus Amax Coal reclamation reserve component of $169 million is largely a result of reclamation obligations incurred for replacing soils and revegetation of mined areas as required by provisions and permits pursuant to the Surface Mining Control and Reclamation Act. The Copper/Molybdenum and Other reclamation reserve components are $115 million and $23 million, respectively, and include costs for site stabilization, cleanup, long-term monitoring, and water treatment costs as expected to be required largely by state laws and regulations as well as by sound environmental practice. Total reclamation costs for Cyprus Amax at the end of current mine lives is estimated at about $580 million.

   Cyprus Amax believes that it has adequate reserves such that none of these matters or contingencies is expected to have a material adverse effect on its business or financial condition, results, or cash flows, and is unaware of any additional environmental matters which, based on information currently known to Cyprus Amax, would have a material effect upon the Company's financial condition or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the quarter ended December 31, 1996.

Item 4A.  Executive Officers of the Registrant

   Set forth below are the names, ages and titles of the executive officers of Cyprus Amax as of March 19, 1997:

       NAME                  AGE                    OFFICE
       ----                  ---                    ------
   Milton H. Ward             64       Chairman, President and Chief Executive Officer
   Jeffrey G. Clevenger       47       Senior Vice President, Copper
   Gerald J. Malys            52       Senior Vice President and Chief Financial Officer
   Garold R. Spindler         49       Senior Vice President, Coal
   David H. Watkins           52       Senior Vice President, Exploration
   Philip C. Wolf             49       Senior Vice President, General Counsel and Secretary
   Robin J. Hickson           53       Vice President, Engineering and Development
   Francis J. Kane            38       Vice President Investor Relations and Treasurer
   John Taraba                48       Vice President and Controller

   Mr. Ward was elected Chairman of the Board, President and Chief Executive Officer on May 14, 1992, and served as Co-Chairman for the period November 15, 1993 through November 15, 1995. Mr. Clevenger was elected to his current position on January 27, 1993, and Mr. Malys was elected Senior Vice President effective October 31, 1988, and Chief Financial Officer effective August 1, 1989. Mr. Spindler was elected to his current office on January 3, 1995, and Mr. Watkins assumed his current office on February 1, 1994. Mr. Wolf was elected to his current office on November 13, 1993. Mr. Hickson was appointed to his current office on November 20, 1994. Mr. Kane assumed his current office on January 11, 1994. Mr. Taraba was elected to his current office on October 31, 1988.

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

                                    PART II

Item 5.  Market for the Registrant's Common Stock and Related Stockholder
         Matters.

   Information required by this item is incorporated by reference from "Stock Market Information" on page 54 in the 1996 Annual Report.

The information required by Items 6 through 8 is incorporated by reference from the pages of the Company's 1996 Annual Report set forth below.


                                                                   Applicable Pages
                Form 10-K Item Number                         in the 1996 Annual Report
                ---------------------                         -------------------------
Item 6.    Selected Financial Data.....................................   22-23

Item 7.    Management's Discussion and Analysis of Results of
           Operations and Financial Condition..........................   24-31

Item 8.    Financial Statements and Supplementary Data.................   32-53
           a.  Quarterly Results.......................................   52
           b.  Mineral Reserves and Selected Operating Statistics......   53

Item 9.    Disagreements on Accounting and Financial Disclosure
           Not applicable.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

     The information about the Directors of the Company required by this item is located in Cyprus Amax's Proxy Statement for the 1997 Annual Meeting to be filed within 120 days after the end of the fiscal year. Information about the Executive Officers of the Company required by this item appears in Part I of this Annual Report on Form 10-K.*

Item 11.  Executive Compensation

     The information required by this item appears in Cyprus Amax's Proxy Statement for the 1997 Annual Meeting to be filed within 120 days after the end of the fiscal year.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     The information required by this item appears in Cyprus Amax's Proxy Statement for the 1997 Annual Meeting to be filed within 120 days after the end of the fiscal year.

Item 13.  Certain Relationships and Related Transactions

     The information required by this item appears in Cyprus Amax's Proxy Statement for the 1997 Annual Meeting to be filed within 120 days after the end of the fiscal year.

------------
* References in this Annual Report on Form 10-K to material contained in Cyprus Amax's Proxy Statement for the 1997 Annual Meeting to be filed within 120 days after the fiscal year incorporate such material into this Report by reference.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (a) The following financial statements are filed as part of this Report:

         1. Financial Statements included in the 1996 Annual Report and incorporated by reference:

                                                                                      Pages in 1996
                                                                                      Annual Report
                                                                                      -------------
            Report of Independent Accountants......................................         21
            Consolidated Statement of Operations for each of the three years in
             the period ended December 31, 1996....................................         32
            Consolidated Balance Sheet at December 31, 1996 and 1995...............         33
            Consolidated Statement of Cash Flows for each of the three years
             in the period ended December 31, 1996.................................         34
            Consolidated Statement of Shareholders' Equity for each of the three
             years in the period ended December 31, 1996...........................         35
            Notes to Consolidated Financial Statements.............................      36-51
         2. Financial Statement Schedule:
                                                                                      Pages in This
                                                                                        Form 10-K
                                                                                        ---------
            Report of Independent Accountants on Financial Statement
              Schedule.............................................................         36
            For the three years in the period ended December 31, 1996:
              Schedule II - Valuation and Qualifying Accounts and
              Reserves.............................................................         37

   Schedules not included in this Form 10-K have been omitted because they are not applicable or the required information is shown in the financial statements in the 1996 Annual Report or notes thereto. Separate financial statements of 50 percent or less owned companies accounted for by the equity method have been omitted since, if considered in the aggregate, they would not constitute a significant subsidiary.

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

         (b) Form of Indenture between Cyprus Minerals Company and Ameritrust Texas National Association, as Trustee (including form of the Debentures), relating to the 8 3/8% Debentures due 2023 and 6 6/8% Notes due 2005, incorporated by reference from Exhibit 4.1 to the Report on Form 8-K dated January 28, 1993, and Exhibit 4.2 to the Report on Form 8-K dated October 21, 1993.

         (c) Form of Indenture between Cyprus Amax Minerals Company and the First Bank of Chicago, as Trustee (including form of the Notes), relating to the 7 3/8% Notes due 2007 incorporated by reference from the Registration Statement on Form S-3, File 33-54097.

         (d) Rights Agreement between The Chase Manhattan Bank, N.A. and Cyprus Minerals Company, dated February 23, 1989, as amended through the date of signing of this Annual Report on Form 10-K, incorporated by reference from Exhibit 2 to the Report on Form 8-K dated January 29, 1990; Exhibit 4 to the Report on Form 8-K dated January 29, 1990; Exhibit 1 to the Report on Form 8-K dated June 29, 1993; Exhibit 8 to the Report on Form 8-K dated December 14, 1995; and Exhibit 9 to the Report on From 8-A/A dated March 6, 1997.

   Exhibit
   Number                          Document
   ------                          --------


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

     10 Material Contracts (except for director and executive contracts and compensatory plans and arrangements, includes only those contracts filed with this Annual Report on Form 10-K and does not include other contracts which previously have been filed by the registrant and which either remain to be performed in whole or in part at or after the filing of this Annual Report on Form 10-K, or were entered into not more than two years before the date of this Annual Report on Form 10-
         K).

         (a) Amended and Restated Stock Plan for Non-Employee Directors of Cyprus Amax Minerals Company, as amended through the date of signing of the Annual Report on Form 10-K, incorporated by reference to Exhibit 28 to the Report on Form 10-Q for the quarter ended September 30, 1992, and including the additional amendments filed with this report.

         (b) Annual Incentive Plan for Executive Officers and Designated Management.

         (c) Amended and Restated Employment Agreement between Cyprus Amax Minerals Company and Milton H. Ward, incorporated by reference from Exhibit 10(a) to the Annual Report on Form 10-K for the period ended December 31, 1995.

         (d) Cyprus Amax Minerals Company Executive Officer Separation Policy, as amended through the date of signing of the Annual Report on Form 10-K; incorporated by reference from Exhibit 10(m) to the Annual Report on Form 10-K for the period ended December 31, 1993, and Exhibit 10(b) to the Annual Report on Form 10-K for the period ended December 31, 1995.

  Exhibit
  Number                           Document
  ------                           --------


      10 (e) Contracts regarding employment between Cyprus Minerals Company and certain executive officers, incorporated by reference from
              Exhibit 10(i) to the Annual Report on Form 10-K for the period ended December 31, 1993, and Exhibit 10(c) to the Annual Report on Form 10-K for the period ended December 31, 1995.

         (f) 1993 Key Executive Long-term Incentive Plan between Cyprus Minerals Company and certain executive officers, incorporated by reference from Exhibit 10(d) to the Annual Report on Form 10-K for the period ended December 31, 1995.

         (g) Deferred Compensation Plan for Selected Employees of Cyprus Amax Minerals Company, incorporated by reference from Exhibit 10(i) to the Annual Report on Form 10-K for the period ended December 31, 1994.

         (h) Deferred Compensation Plan for Non-Employee Directors of Cyprus Amax Minerals Company, incorporated by reference from Exhibit 10(c) to the Annual Report on Form 10-K for the period ended December 31, 1994.

         (i) Full Retirement Benefit Plan for Certain Salaried Employees, as amended through the date of signing of the Annual Report on Form 10-K, incorporated by reference from Exhibit 10(c) to the Annual Report on Form 10-K for the period ended December 31, 1988;
              Exhibit 10(c) to the Annual Report on Form 10-K for the period ended December 31, 1989; Exhibit 10(b) to the Annual Report on Form 10-K for the period ended December 31, 1990; and Exhibit 10(b) to the Annual report on Form 10-K for the period ended December 31, 1992; and Exhibit 10(d) to the Annual Report on Form 10-K for the period ended December 31, 1994.

         (j) Restorative retirement plans, as amended through the date of signing of the Annual Report on Form 10-K, incorporated by reference from Exhibit 10(c) to the Annual Report on Form 10-K for the period ended December 31, 1986; Exhibit 10(c) to the Annual Report on Form 10-K for the period ended December 31, 1989;
              Exhibit 10(b) to the Annual Report on Form 10-K for the period ended December 31, 1990; and Exhibit 10(a) to the Annual Report on Form 10-K for the period ended December 31, 1992; and Exhibit 10(e) to the Annual Report on Form 10-K for the period ended December 31, 1994.

         (k) Excess Defined Contribution Plan, as restated through the date of signing of this Annual Report on Form 10-K, incorporated by

  Exhibit
  Number                               Document
  ------                               --------


              reference from Exhibit 10(f) to the Annual Report on Form 10-K for the period ended December 31, 1994.

         (l) Amended and Restated 1988 Stock Option Plan of Cyprus Amax Minerals Company, incorporated by reference to Exhibit 99 to the Registration Statement on Form S-8 dated November 12, 1993.

         (m) Change of Control Employment Agreements between Cyprus Amax Minerals Company and certain executive officers, incorporated by reference from Exhibit 10(j) to the Annual Report on Form 10-K for the period ended December 31, 1993.

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

      13 1996 Annual Report to Shareholders.

      21 Subsidiaries of the Registrant.


      23 Consent of Price Waterhouse LLP.


      27 Financial Data Schedule.


      99 Financial Statements comprising the Annual Report of the Cyprus Amax
         Minerals Company Savings Plan and Trust.*

------------
* To be filed by amendment within 180 days of the plan's fiscal year end, in accordance with Rule 15d-21.

     Exhibit
     Number                         Document
     ------                         --------

  (b) The following 8-Ks were filed during the last quarter of the period covered by this Report on Form 10-K:

      No report on From 8-K was filed during the last quarter of the period covered by this Report on Form 10-K.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 19 day of March 1997.

                                      CYPRUS AMAX MINERALS COMPANY
                                        (REGISTRANT)

                                      By   /s/  Gerald J. Malys
                                           --------------------
                                                Gerald J. Malys
                              Senior Vice President and Chief Financial Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 19, 1997.

       Signatures                                 Titles
       ----------                                 ------

  /s/  Milton H. Ward            Chairman of the Board, Director, President,
 -------------------                and Chief Executive Officer
       Milton H. Ward

  /s/  Gerald J. Malys           Senior Vice President and Chief Financial
  --------------------              Officer (Principal Financial Officer)
       Gerald J. Malys

  /s/  John Taraba               Vice President and Controller (Principal
  ----------------                  Accounting Officer)
       John Taraba

  /s/  Linda G. Alvarado         Director
  ----------------------
       Linda G. Alvarado

  /s/  George S. Ansell          Director
  ---------------------
       George S. Ansell

  /s/  Allen Born                Director
  ---------------
       Allen Born

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

  /s/  James A. Todd, Jr.        Director
  -----------------------
       James A. Todd, Jr.

  /s/  Billie B. Turner          Director
  ---------------------
       Billie B. Turner

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Shareholders of Cyprus Amax Minerals Company:

   Our audits of the consolidated financial statements referred to in our report dated February 12, 1997, appearing on page 21 of the 1996 Annual Report to Shareholders of Cyprus Amax Minerals Company (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



/s/ PRICE WATERHOUSE LLP

PRICE WATERHOUSE LLP
Denver, Colorado
February 12, 1997

                                  SCHEDULE II
                 CYPRUS AMAX MINERALS COMPANY AND SUBSIDIARIES
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                         For the Year Ended December 31
                             (Millions of Dollars)

                                                              Additions
                                                         -------------------
                                                          Charged    Charged
                                            Balance at      to          to                    Balance at
                                            Beginning    Costs and    Other                     End of
                                             of Year     Expenses    Accounts   Deductions       Year
                                            ----------   ---------   --------   ----------    ----------
Material and Supplies Inventory
-------------------------------
1996
 Deducted from asset accounts:
   Reserve for material and supplies
     inventory........................          $24          $2         $3         $(11)          $18
                                                ===          ==         ==         ====           ===

1995
 Deducted from asset accounts:
   Reserve for material and supplies
     inventory........................          $23          $7         $2         $ (8)          $24
                                                ===          ==         ==         ====           ===

1994
 Deducted from asset accounts:
   Reserve for material and supplies
     inventory........................          $21          $1         $7         $ (6)          $23
                                                ===          ==         ==         ====           ===

Doubtful Accounts and Notes Receivable
--------------------------------------
1996
 Deducted from asset accounts:
   Reserve for doubtful accounts and
     notes receivable-current.........          $ 8          $-         $-         $ (2)          $ 6
   Reserve for doubtful accounts and
     notes receivable-noncurrent......            5           -          -            -             5
                                                ---          --         --         ----           ---
       Total..........................          $13          $-         $-         $ (2)          $11
                                                ===          ==         ==         ====           ===
1995
 Deducted from asset accounts:
   Reserve for doubtful accounts and
     notes receivable-current.........          $ 5          $2         $3         $ (2)          $ 8
   Reserve for doubtful accounts and
     notes receivable-noncurrent......            5           -          -            -             5
                                                ---          --         --         ----           ---
       Total..........................          $10          $2         $3         $ (2)          $13
                                                ===          ==         ==         ====           ===
1994
 Deducted from asset accounts:
   Reserve for doubtful accounts and
     notes receivable-current.........          $ 2          $-         $3           $-           $ 5
   Reserve for doubtful accounts and
     notes receivable-noncurrent......            5           -          1           (1)            5
                                                ---          --         --         ----           ---
       Total..........................          $ 7          $-         $4         $ (1)          $10
                                                ===          ==         ==         ====           ===


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

          (a) Amended and Restated Stock Plan for Non-Employee Directors of Cyprus Amax Minerals Company, as amended through the date of signing of the Annual Report on Form 10K, incorporated by reference to Exhibit 28 to the Report on Form 10-Q for the quarter ended September 30, 1992, and including the additional amendments filed with this report.

          (b) Annual Incentive Plan for Executive Officers and Designated Management.

      11  Statement re computation of per share earnings.

      13  Annual Report to Shareholders.

      21  Subsidiaries of the Registrant.

      23  Consent of Price Waterhouse LLP.

      27  Financial Data Schedule.

------------

  (b) The following 8-Ks were filed during the last quarter of the period covered by this Report on Form 10-K:

      No report on Form 8-K was filed during the last quarter of the period covered by this Report on Form 10-K.