Form 10-Q
period 1997-03-31
CYPRUS AMAX MINERALS CO
filed 1997-05-15
CIK 769589

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549


                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended  March 31, 1997    Commission File Number 1-10040
                  ----------------                          -------


                          CYPRUS AMAX MINERALS COMPANY
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



      Delaware                                               36-2684040
--------------------------------------------------------------------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                         Identification Number)



9100 East Mineral Circle, Englewood, Colorado                    80112
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

Number of shares of common stock outstanding as of May 13, 1997, was 93,328,077 shares.


                        This report contains 26 pages.

                        PART I.   FINANCIAL INFORMATION
                        -------------------------------

ITEM 1.   FINANCIAL STATEMENTS
------------------------------

                 CYPRUS AMAX MINERALS COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                      (IN MILLIONS EXCEPT PER SHARE DATA)


                                                 (Unaudited)
                                                Three Months
                                               Ended March 31,
                                             --------------------
                                                1997      1996
                                             ----------  -------
REVENUE                                      $     888   $  684
                                             ---------   ------
COSTS AND EXPENSES
Cost of Sales                                      542      477
Selling and Administrative Expenses                 30       31
Depreciation, Depletion, and Amortization           98       72
Write-Downs and Special Charges                    116        -
Exploration Expense                                  6        7
                                             ---------   ------
TOTAL COSTS AND EXPENSES                           792      587
                                             ---------   ------
INCOME FROM OPERATIONS                              96       97

OTHER INCOME (EXPENSE)
Interest Income                                      9        6
Interest Expense                                   (51)     (42)
Capitalized Interest                                 6       19
Equity Investments and Other                        (3)       2
                                             ---------   ------
INCOME BEFORE INCOME TAXES AND MINORITY
 INTEREST                                           57       82

Income Tax Provision                                 -      (20)
Minority Interest                                    -        -
                                             ---------   ------
NET INCOME                                          57       62

Preferred Stock Dividends                           (5)      (5)
                                             ---------   ------
INCOME APPLICABLE TO COMMON SHARES           $      52   $   57
                                             =========   ======

EARNINGS PER COMMON SHARE
  Primary                                    $     .56   $  .62
                                             =========   ======
  Fully Diluted                              $.56/(1)/   $  .62/(1)/
                                             =========   ======

AVERAGE COMMON SHARES OUTSTANDING
  Primary                                         93.4     93.1
  Fully Diluted                                  103.1    102.9


See accompanying notes to consolidated financial statements.

/(1)/Fully diluted earnings per share were less than 3 percent dilutive.

                 CYPRUS AMAX MINERALS COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                       (IN MILLIONS EXCEPT SHARE AMOUNTS)

                                                            (Unaudited)
                                                             March 31,    December 31,
             ASSETS                                            1997          1996
                                                            ---------    -------------
CURRENT ASSETS
Cash and Cash Equivalents                                     $  313         $  193
Accounts and Notes Receivable, Net                               188            216
Inventories                                                      494            495
Prepaid Expenses                                                 125            145
                                                              ------         ------
  Total Current Assets                                         1,120          1,049
PROPERTIES - At Cost, Net                                      5,185          5,226
OTHER ASSETS                                                     534            511
                                                              ------         ------
  Total Assets                                                $6,839         $6,786
                                                              ======         ======
           LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Short-Term Debt                                               $   21         $   36
Current Portion of Long-Term Debt                                 94             79
Accounts Payable                                                 125            142
Accrued Payroll and Benefits                                      99             94
Accrued Royalties and Interest                                    63             41
Accrued Closure, Reclamation and Environmental                    55             61
Other Accrued Liabilities                                        139            143
Taxes Payable, Other Than Income Taxes                            69             61
Income Taxes Payable                                              81             69
Dividends Payable                                                 19             19
                                                              ------         ------
  Total Current Liabilities                                      765            745
                                                              ------         ------
NONCURRENT LIABILITIES AND DEFERRED CREDITS
Long-Term Debt                                                 2,412          2,415
Capital Lease Obligations                                        137            139
Deferred Employee and Retiree Benefits                           416            412
Deferred Closure, Reclamation and Environmental                  361            363
Deferred Income Taxes                                             44             44
Other                                                            154            151
                                                              ------         ------
  Total Noncurrent Liabilities and Deferred Credits            3,524          3,524
                                                              ------         ------
MINORITY INTEREST                                                156            157

SHAREHOLDERS' EQUITY
Preferred Stock, $1 Par Value,
  20,000,000 Shares Authorized:
  $4.00 Series A Convertible Stock, $50 Stated Value,
    4,666,667 Authorized, 4,664,302 Issued and Outstanding
    in 1997 and 1996                                               5              5
  Series A Preferred Stock, 500,000 Shares
    Authorized, None Issued or Outstanding                         -              -
Common Stock, Without Par Value,
  150,000,000 Shares Authorized,
  Issued 96,031,128 in 1997 and 96,031,139 in 1996                 1              1
Paid-In Surplus                                                2,948          2,952
Accumulated Deficit                                             (447)          (481)
Other                                                              4              5
                                                              ------         ------
                                                               2,511          2,482
Treasury Stock at Cost, 2,628,541 Shares in 1997
  and 2,788,535 Shares in 1996                                   (60)           (64)
Loan to Savings Plan                                             (57)           (58)
                                                              ------         ------
  Total Shareholders' Equity                                   2,394          2,360
                                                              ------         ------
  Total Liabilities and Shareholders' Equity                  $6,839         $6,786
                                                              ======         ======

See accompanying notes to consolidated financial statements.

                 CYPRUS AMAX MINERALS COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN MILLIONS)

                                                              (Unaudited)
                                                             Three Months
                                                            Ended March 31,
                                                           -----------------
                                                             1997     1996
                                                           --------  -------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                   $  57    $  62

  Depreciation, Depletion, and Amortization                     98       72
  Write-Downs and Special Charges                              116        -
  Deferred Income Taxes                                        (10)      10
  Gain on Sale of Assets                                      (137)      (9)
  Changes in Assets and Liabilities Net of Effects
    from Businesses Acquired/Sold                               48      (40)
  Other, Net                                                     9        7
                                                             -----    -----
NET CASH PROVIDED BY OPERATING ACTIVITIES                      181      102
                                                             -----    -----
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital Expenditures                                        (130)    (255)
  Payments for Businesses Purchased                              -      (70)
  Capitalized Interest                                          (6)     (19)
  Advances to and Investments in Affiliates                     (3)      (9)
  Proceeds from Sale of Assets                                 107       10
                                                             -----    -----
NET CASH USED FOR INVESTING ACTIVITIES                         (32)    (343)
                                                             -----    -----
CASH FLOWS FROM FINANCING ACTIVITIES
  Net Proceeds from Issuance of Long-Term Debt                  16      127
  Net Borrowings on Short-Term Debt                              -      149
  Payments on Short-Term Debt                                  (15)      (7)
  Payments on Long-Term Debt and Other Obligations              (5)     (14)
  Proceeds from Issuance of Stock for Employee Benefits          -        1
  Dividends Paid                                               (23)     (23)
  Dividends to Minority Interests                               (2)      (2)
                                                             -----    -----
NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES           (29)     231
                                                             -----    -----
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS           120      (10)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                 193      191
                                                             -----    -----
CASH AND CASH EQUIVALENTS AT END OF PERIOD                   $ 313    $ 181
                                                             =====    =====

Non-Cash Investing Activity:
  Note received for Coal Contract                            $  31    $   -
                                                             =====    =====

See accompanying notes to consolidated financial statements.

                 CYPRUS AMAX MINERALS COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  BASIS OF PRESENTATION
------------------------------

The accompanying interim unaudited financial statements include all adjustments which are, in the opinion of management, necessary for a fair presentation. Results for any interim period are not necessarily indicative of the results that may be achieved in future periods. The financial information as of this interim date should be read in conjunction with the financial statements and notes thereto contained in Cyprus Amax's Annual Report on Form 10-K for the year ended December 31, 1996.

NOTE 2.  INVENTORIES
--------------------

Inventories detailed by component are summarized below (in millions):

                                    (Unaudited)
                                     March 31,   December 31,
                                       1997          1996
                                    -----------  ------------
Component
  In-Process Ores, Concentrates,
    and Other                            $ 229          $ 237
  Finished Goods                           167            161
  Materials and Supplies                    98             97
                                         -----          -----
                                         $ 494          $ 495
                                         =====          =====

NOTE 3.  FAIR VALUE OF FINANCIAL INSTRUMENTS
--------------------------------------------

The estimated fair values of financial instruments under SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," are made at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. At March 31,1997, the net carrying value of financial instruments approximated a $1,824 million liability, whereas the fair value approximated a $1,851 million liability. The difference in fair value is primarily due to lower interest rates.

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

At March 31, 1997, Cyprus Amax had accruals of approximately $416 million for expected future mine closure, reclamation, and environmental remediation liabilities. Total reclamation costs for Cyprus Amax at the end of current mine lives are estimated at about $307 million. Additionally, the cost range of reasonably possible outcomes for sites where remediation costs are estimable is from $80 million to $300 million of which approximately $109 million was reserved at March 31, 1997. Work on these sites is expected to be substantially completed in the next several years, subject to the inherent delays involved in the process. Remediation costs that could not be reasonably estimated at March 31, 1997, are not expected to have a material impact on the financial condition and ongoing operations of the Company.

NOTE 5.  INFORMATION BY INDUSTRY SEGMENT
----------------------------------------

Cyprus Amax operates in three principal industry segments -- Copper/Molybdenum, Coal, and Other -- which supply mineral products primarily to the construction, automobile, steel, and utility industries and gold to banks and other bullion dealers. The financial information for these segments is presented below (in millions):

                                        (Unaudited)
                                        Three Months
                                      Ended March 31,
                                   ---------------------
                                      1997        1996
                                   ---------   ---------
Segment Revenue

  Copper/Molybdenum                    $ 394       $ 340
  Coal                                   431         285
  Other                                   63          59
                                       -----       -----

                                       $ 888       $ 684
                                       =====       =====

Segment Operating Income (Loss)

  Copper/Molybdenum                    $  87       $  86
  Coal                                    25          22
  Other                                   (3)          4
                                       -----       -----

                                         109         112

Corporate                                (13)        (15)
Interest, Net                            (36)        (17)
Equity Investments and Other              (3)          2
                                       -----       -----

  Income Before Income Taxes
    and Minority Interest                 57          82
Income Tax Provision                       -         (20)
Minority Interest                          -           -
                                       -----       -----

  Net Income                           $  57       $  62
                                       =====       =====


REVIEW BY INDEPENDENT ACCOUNTANTS
---------------------------------

The financial information as of March 31, 1997, and for the three-month periods ended March 31, 1997 and 1996, included in Part I pursuant to Rule 10-01 of Regulation S-X has been reviewed by Price Waterhouse LLP, the Company's independent accountants, in accordance with standards established by the American Institute of Certified Public Accountants. Price Waterhouse LLP's report is included as page 9 of this quarterly report.

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

                       REPORT OF INDEPENDENT ACCOUNTANTS
                       ---------------------------------


To the Board of Directors and Shareholders of Cyprus Amax Minerals Company

We have reviewed the accompanying consolidated balance sheet of Cyprus Amax Minerals Company and its subsidiaries as of March 31, 1997, and the related consolidated statements of operations and of cash flows for the three-month periods ended March 31, 1997 and 1996. These financial statements are the responsibility of the Company's management.

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

We previously audited in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1996, and the related consolidated statements of operations, of shareholder's equity, and of cash flows for the year then ended (not presented herein), and in our report dated February 12, 1997, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 1996, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.



/S/ Price Waterhouse LLP

Denver, Colorado
May 14, 1997

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
-------------------------------------------------------------------------
FINANCIAL CONDITION
-------------------

To the extent the Company makes forward-looking statements, actual results may vary materially therefrom. All of the information set forth in this Form 10-Q, including without limitation the Cautionary Statement and Risk Factors described herein, should be considered and evaluated.

RESULTS OF OPERATIONS
---------------------

CYPRUS AMAX MINERALS COMPANY reported consolidated net income of $57 million, or 56 cents per share, on revenue of $888 million for the first quarter of 1997, compared to 1996 earnings of $62 million, or 62 cents per share, on revenue of $684 million. Cyprus Amax recorded an after-tax gain of $29 million or 28 cents per share for a favorable tax adjustment resulting from settlement of certain prior year tax issues and the impact of coal settlements, reduced to recognize certain provisions for mine closing costs.

Excluding the above-mentioned gain, lower 1997 first quarter earnings resulted from lower copper, molybdenum, coal and gold realizations; higher costs of copper sold; and the impact of five coal longwall moves, partially offset by higher produced copper sales, coal and gold sales.

                                                       Three Months Ended
                                                            March 31,
                                                       ------------------
SELECTED RESULTS (In millions except per share data)    1997        1996
                                                       ------      ------
Revenue                                                 $ 888       $ 684

Net Income                                              $  57       $  62

Earnings Per Share                                      $ .56       $ .62

The 1997 first quarter revenue of $888 was $204 million higher than the comparable 1996 quarter primarily due to $137 million of gains recorded on the settlements of certain coal contracts and higher produced copper, coal and gold sales, partially offset by lower copper, molybdenum, coal and gold realizations.

Segment income is earnings before corporate overhead, interest, equity and other, income taxes, and minority interest.

COPPER/MOLYBDENUM
                                                         Three Months Ended
                                                              March 31,
                                                         ------------------
                                                          1997        1996
SELECTED RESULTS (In millions)                           ------      ------
Revenue                                                   $ 394       $ 340

Segment Operating Income                                  $  87       $  86

COPPER/MOLYBDENUM earned $87 million during the first quarter, $1 million higher than in the 1996 period. Earnings reflected $5 million higher molybdenum results and 79 million pounds or 46 percent higher sales of produced copper, partially offset by six percent lower copper realizations, and five cents per pound higher costs of copper sold.

First quarter copper realizations averaged $1.10 per pound, seven cents lower than in the 1996 quarter. As of March 31, 1997, Cyprus Amax has price protection programs in place that will ensure a minimum average realization on an LME basis of 96 cents per pound on 400 million pounds for the remainder of 1997, and as of May 13, 1997 has approximately 175 million pounds at 90 cents per pound for the first half of 1998. The price protection program for El Abra ensures a minimum average realization on an LME basis of 90 cents in 1997 on approximately 305 million pounds with a cap of $1.25 per pound on approximately 110 million pounds. Cyprus Amax's share of El Abra is 51 percent.

                                                      Three Months Ended
                                                          March 31,
                                                      ------------------
OTHER OPERATING DATA (In millions except as noted)      1997       1996
                                                      -------    -------
Copper Sales Volume, Pounds                             266        198
Produced Copper Sold, Pounds                            251        172
Copper Production, Pounds                               241        173

Average Copper Realization, $/Pound                   $1.10      $1.17
Cost of Sales, $/Pound                                $ .82      $ .77
Net Cash Cost, $/Pound                                $ .64      $ .70
Full Cost, $/Pound                                    $ .76      $ .79

Bagdad
------
Production - Pounds                                      58         54
Material Mined - Tons                                  18.7       16.1
Ore Mined - Tons                                        7.0        8.1
Ore Milled - Tons                                       7.2        7.5
Ore Grade - %                                           .43        .39

Miami
-----
Production - Pounds                                      34         34
Material Mined - Tons                                  24.6       26.1
Ore Mined - Tons                                        8.1        7.7
Ore Grade - %                                           .52        .48

Sierrita
--------
Production - Pounds                                      60         57
Material Mined - Tons                                  23.1       24.9
Ore Mined - Tons                                       10.4        9.9
Ore Milled - Tons                                      10.5        9.9
Ore Grade - %                                           .27        .29

Cerro Verde
-----------
Production - Pounds                                      30         20
Material Mined - Tons                                   9.2        5.6
Ore Mined - Tons                                        2.0        1.4
Ore Grade - %                                           .86       1.03

El Abra
-------
Production - Pounds (51%)                                49          -
Material Mined - Tons (100%)                            8.3          -
Ore Mined - Tons (100%)                                 8.0          -
Ore Grade - %                                           .95          -

                                                      Three Months Ended
                                                          March 31,
                                                      ------------------
OTHER OPERATING DATA (In millions except as noted)      1997      1996
                                                      -------    -------

Molybdenum Sales - Pounds                                16         16
Produced Molybdenum Sold - Pounds                        16         16
Molybdenum Production - Pounds                           16         14
Average Realization - $/Pound                         $5.58      $5.65

Henderson
---------
Production - Pounds                                      10          7
Material Mined - Tons                                   2.0        1.5
Ore Milled - Tons                                       2.0        1.5
Ore Grade - %                                           .26        .26

During the quarter, Cyprus Amax sold 251 million pounds of produced copper, 79 million pounds more than in the 1996 first quarter. Cost of sales increased five cents per pound from the 1996 period to 82 cents per pound for the first quarter of 1997. This increase reflects sales of higher cost fourth quarter 1996 sulfide production.

First quarter net cash costs for copper decreased to 64 cents per pound from 70 cents per pound for the first quarter of 1996 primarily reflecting lower costs contributed by the South American operations. Excluding molybdenum by-product credits, cash costs dropped 12 cents per pound or 14 percent.

Copper production totaled 241 million pounds for the quarter compared to 173 million pounds in 1996. Production increased 39 percent due to production from El Abra of 49 million pounds, which began production in December 1996; a 10 million pound increase at Cerro Verde; and 5 percent increased domestic production.

Primary molybdenum operations earned $20 million for the first quarter of 1997 compared to $15 million for the year earlier period. Production of 16 million pounds was 2 million pounds higher than the comparable 1996 quarter and produced sales were comparable to 1996. First quarter 1997 realizations, including downstream products, averaged $5.58 per pound compared to $5.65 per pound during the first quarter of 1996.

COAL

                                                    Three Months Ended
                                                         March 31,
                                                    ------------------
SELECTED RESULTS (In millions)                       1997        1996
                                                    ------      ------
Revenue                                              $ 431       $ 285

Segment Operating Income                             $  25       $  22

COAL reported first quarter earnings of $25 million compared to 1996 first quarter earnings of $22 million. During the first quarter of 1997, Cyprus Amax recorded a pre-tax gain of $17 million. This result included a net gain of $27 million for the restructuring and assignment of coal contracts at Delta and Wabash respectively less the associated reduction in asset basis and provision for employee separation and mine closure costs, and a provision of $10 million for closure or disposal of Plateau.

Five of the eight longwall moves scheduled for 1997 occurred at major mines during the first quarter, reducing first quarter earnings by $10 million compared with the 1996 quarter. In addition to the longwall moves which decreased earnings, lower realizations resulted from buy-outs of contracts and timing of shipments from the Powder River Basin mines and higher costs at Plateau reflected the wind down of production in anticipation of the start-up of the Willow Creek mine.


                                                     Three Months Ended
SELECTED OPERATING DATA                                  March 31,
                                                --------------------------
                                                   1997            1996
                                                ----------      ----------
Sales Volume - Millions of Tons
-------------------------------
  Eastern Mines                                        6.7             6.9
  Western Mines - Powder River Basin                  10.0             8.9
  Western Mines - Other                                3.1             2.2
  Springvale                                            .4               -
                                                ----------      ----------
     Total Sales                                      20.2            18.0
                                                ----------      ----------
  Oakbridge Equity Share                               1.3             1.5

Average Realization - $/Ton                         $14.09          $15.32

Domestic Average Contract Price - $/Ton             $13.44          $14.78
Domestic Average Spot Price - $/Ton                 $16.60          $17.81
Foreign Contract Price - $/Ton                      $26.58          $28.75
Foreign Spot Price - $/Ton                          $23.39          $27.85

Average Cost of Sales - $/Ton                       $13.97          $14.35
Average Cash Cost - $/Ton                           $12.41          $12.27
Average Unit Cost - $/Ton                           $14.14          $13.78

Clean Production - Millions of Tons
-----------------------------------
  Pennsylvania                                         2.4             2.7
  Kentucky                                             1.7             1.1
  West Virginia                                        1.9             1.7
  Midwest                                              1.4             1.9
  Wyoming - Powder River                              10.1             8.9
  Colorado                                             2.1             1.4
  Utah                                                 0.5             0.8
  Springvale                                           0.1               -
                                                ----------      ----------

     Total Production                                 20.2            18.5
                                                ----------      ----------

  Oakbridge Equity Share                               1.0             1.4


Coal production of 21 million tons was one million tons higher than in 1996, and coal sales of 22 million tons in the first quarter of 1997 were two million tons higher than in the first quarter of 1996.

Cyprus Amax's equity share in Oakbridge's earnings, which is reported in Interest, Equity, and Other was a loss of $3 million compared to earnings of $3 million in the 1996 comparable quarter, primarily from lower average realizations.

Cyprus Amax expects 1997 production to reach approximately 93 million tons compared to 82 million tons in 1996, including Cyprus Amax's share of production from Oakbridge.

The Willow Creek mine in Utah is progressing ahead of schedule and within budget. Approximately $66 million of $130 million projected was spent through March 31, 1997 and completion is expected in early 1998.

OTHER MINERALS
                                                      Three Months Ended
                                                           March 31,
                                                      ------------------
SELECTED DATA (In millions)                            1997        1996
                                                      ------      ------
 Segment Operating Income (Loss)                       $  (3)      $   4
                                                      ======      ======

 Lithium                                               $   5       $   7
 Amax Gold                                                 1          (2)
 Businesses Sold/Non-Operating                            (2)         (2)
 Exploration                                              (7)          1
                                                      ------      ------
 Total                                                 $  (3)      $   4
                                                      ======      ======

 Lithium
  Sales Volumes - Millions of Lbs. Carbonate Equiv.       11          11
 Gold (100 percent basis)
  Sales Volumes - Thousands of Ounces                     99          62
  Gold Price - $/Ounce                                   388         412

OTHER MINERALS, which includes Lithium, Amax Gold, Exploration, and Businesses Sold/Non-Operating, had a combined loss for the first quarter of 1997 of $3 million compared to earnings of $4 million in 1996. Lithium earned $5 million, $2 million less that 1996, due primarily to lower carbonate prices. Exploration expense of $7 million was unfavorable to 1996, due to the absence of the gain on the sale of Cerro Quema.

Amax Gold's earnings were $1 million compared to a $2 million loss in 1996. The improvement results from a 59 percent increase in sales and a 23 percent decrease in cost of sales partially offset by a six percent decrease in gold realizations. Higher first quarter gold sales primarily resulted from production at Fort Knox, which began production March 1, 1997, and Refugio, partially offset by the absence of production from the Sleeper mine, which is now in reclamation.

In February 1997, Amax Gold announced that the Kubaka gold mine in Russia poured its first dore bars. The mine is currently 50%-owned by Cyprus Amax Minerals Company and 50%-owned by a group of Russian partners. Amax Gold managed the project through construction for Cyprus Amax and Amax Gold's shareholders have approved the acquisition of Cyprus Amax's interest in the mine. Cyprus Amax expects the transaction to be completed in mid-1997.

CORPORATE

Corporate expense of $13 million for the first quarter was $2 million lower than the 1996 comparable quarter.

INTEREST, EQUITY, AND OTHER expense of $39 million for the 1997 first quarter was $24 million higher than the 1996 quarter. Net interest expense of $36 million for the first quarter of 1997 was $19 million higher than the same period in 1996. Interest expense increased $9 million to $51 million due to higher debt balances in the first quarter of 1997. Capitalized interest decreased $13 million to $6 million in the first quarter of 1997 due to the recently completed development projects. Interest income increased $3 million in the quarter to $9 million due to higher cash balances.


LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1997, the Company had a ratio of long-term debt to total capitalization of 52 percent, a ratio of current assets to current liabilities of 1.5 to 1.0, and a cash balance of $313 million. At December 31, 1996, the comparable ratios were 52 percent and 1.4 to 1.0, respectively. The Company's cash balance increased from $193 million at year-end to $313 million at March 31 due primarily to cash provided by continuing operations of $181 million and proceeds of $105 million from the settlement of coal contracts, partially reduced by capital expenditures of $130 million.

Capital expenditures, excluding capitalized interest, were $130 million for the first quarter. Copper expenditures of $46 million included $9 million for the El Abra mine and the remainder primarily for sustaining and replacement capital. Coal expenditures of $42 million included $16 million for the development of the Willow Creek mine in Utah and the remainder was primarily for sustaining and replacement capital. Other Minerals capital expenditures included expenditures of $26 million primarily for the development of the Kubaka mine. Total capital spending for 1997 is projected to be less than $400 million with over 41 percent, 36 percent, and 10 percent spent on copper, coal and gold, respectively.

On April 1, 1997, Cyprus Amax closed a long-term $110 million project financing for its Cerro Verde copper mine. Proceeds from the financing were used to repay existing debt. The term of the financing is 8 years which may be extended to 10 years, with an interest rate averaging Libor plus three percent.

In March 1997, Cyprus Amax closed on an agreement with Zambia Consolidated Copper Mines (ZCCM) to acquire 80 percent of the Kansanshi copper mine and deposit. The property is located in the Western Province of Zambia and contains a delineated copper resource of approximately 24 million tonnes at a grade of 3 percent. Under the multi-year agreement, Cyprus Amax Minerals paid $3 million to ZCCM at closing and committed to spend $5 million on an extensive exploration drilling program over the next two years. A second phase, depending on the results of this exploration program, calls for an additional $10 million payment to ZCCM and a $15 million commitment for further drilling and a feasibility study. Upon determination that a mining project is feasible, Cyprus Amax would make a final payment of $15 million to ZCCM. If the project is developed, ZCCM will retain a 20 percent carried interest.

For the full year 1997, Cyprus Amax expects to spend approximately $130 million for reclamation, remediation, and environmental compliance.

During 1997, Cyprus Amax expects to be able to generate sufficient funds for general corporate purposes, capital expenditures, and to begin to pay down debt.

Cyprus Amax paid regular dividends of 20 cents per share on its common stock and $1.00 per preferred share during the quarter. At March 31, 1997, 93,402,587 shares of the Company's common stock were outstanding.

Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share, was issued in February 1997. SFAS No. 128 replaces the presentation of primary EPS with a presentation of basic EPS. It requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. For the three months ended March 31, 1997, basic earnings per share would be the same as primary earnings per share presented.

CAUTIONARY STATEMENT AND RISK FACTORS FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

                             CAUTIONARY STATEMENT

With the exception of historical matters, the matters discussed in this report are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from projected results. Such forward-looking statements include statements regarding expected commencement dates of mining or metal production operations, projected quantities of future metal production, and anticipated production rates, costs and expenditures as well as projected demand or supply for the products the Company produces, which will affect both sales levels and prices realized by the Company. Readers are cautioned not to put undue reliance on forward-looking statements and are advised to consider the following risk factors. The Company disclaims any intent or obligation to update publicly these forward-looking statements, whether as a result of new information, future events or otherwise.

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

     The mining operations of the Company also are subject to inspection and regulation by the United States and foreign governments under a variety of laws and regulations. Current and future regulations or regulatory interpretations do or may require significant expenditures for compliance which may increase the Company's mine development and operating costs and may require the Company to modify or curtail its operations. The Company cannot predict the likely impact of future or pending legislation on its business, financial condition, results of operations or cash flows.

     Reference is made to additional information concerning environmental matters in "Note 4 to the Consolidated Financial Statements on pages 5 and 6 of this Form 10-Q.

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

                           PART II--OTHER INFORMATION
                           --------------------------


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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

(a)  The annual meeting of shareholders was held on May 7, 1997.

(b)  This information is omitted pursuant to instruction 3.

(c)  Set forth below are the votes cast for the election of Directors:

                           For      Withheld
                        ----------  ---------

   John Hoyt Stookey    79,032,870  2,923,159
   Billie B. Turner     79,059,200  2,896,829
   Milton H. Ward       78,824,494  3,131,535

   The shareholders also voted to approve the Management Incentive Program of Cyprus Amax Minerals Company, as amended and restated. Votes cast in favor were 49,202,139, against were 21,767,304, abstaining were 1,980,728, and non votes were 9,005,858. The shareholders voted to approve the appointment of Price Waterhouse LLP as Independent Accountants. Votes cast in favor were 80,550,419, against were 932,884, and abstaining were 472,726.

   The shareholders voted down the shareholder proposal relating to an independent nominating committee. Votes cast in favor were 23,677,119, against were 43,631,467, abstaining were 5,647,146, and non votes were 9,000,297.

(d)  Not applicable.

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

(b) No Current Report on Form 8-K was filed during the quarter ended March 31, 1997.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        CYPRUS AMAX MINERALS COMPANY
                                        ----------------------------
                                                 Registrant



Date:   May 14, 1997                        /s/   John Taraba
       -----------------                    --------------------------------
                                                  John Taraba
                                              Vice President and Controller
                                              (Principal Accounting Officer)