Form 10-K/A
period 1996-12-31
CYPRUS AMAX MINERALS CO
filed 1997-06-30
CIK 769589

================================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                 _____________

                                 FORM 10-K/A-1
  [MARK ONE]
     [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1996
                                       OR
     [_]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period from __________ to __________

                        Commission File Number 1-10040
                                 _____________

                          CYPRUS AMAX MINERALS COMPANY
             (Exact name of registrant as specified in its charter)

                    DELAWARE                     36-2684040
         (State or other jurisdiction of      (I.R.S. Employer
          incorporation or organization)     Identification No.)

              9100 EAST MINERAL CIRCLE
                ENGLEWOOD, COLORADO                 80112
               (Address of principal              (Zip Code)
                 executive offices)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  303-643-5000
                                 _____________

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
                                               ---       ---

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

                      DOCUMENTS INCORPORATED BY REFERENCE

            1996 Annual Report to Shareholders (Parts I, II and IV)
 Proxy Statement for the 1997 Annual Meeting to be filed within 120 days after the fiscal year (Part III).

================================================================================

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)  The following financial statements are filed as part of this Report:

       1. Financial Statements included in the 1996 Annual Report and incorporated by reference:

                                                                                              PAGES IN THE
                                                                                           1996 ANNUAL REPORT
                                                                                           ------------------
          Report of Independent Accountants.........................................                21
          Consolidated Statement of Operations for each of the three years in
               the period ended December 31, 1996...................................                32
          Consolidated Balance Sheet at December 31, 1996 and 1995..................                33
          Consolidated Statement of Cash Flows for each of the three years
               in the period ended December 31, 1996................................                34
          Consolidated Statement of Shareholders' Equity for each of the three
               years in the period ended December 31, 1996..........................                35
          Notes to Consolidated Financial Statements................................             36-51

       2. Financial Statement Schedules:
                                                                                             PAGES IN THIS
                                                                                               FORM 10-K
                                                                                             -------------
          Report of Independent Accountants on Financial Statement
               Schedules............................................................                38
          For the three years in the period ended December 31, 1996:
               Schedule II - Valuation and Qualifying Accounts and
               Reserves.............................................................                39

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

     EXHIBIT
     NUMBER                           DOCUMENT
     -------                          --------

      4  (d)  Rights Agreement between The Chase Manhattan Bank, N.A. and Cyprus
              Minerals Company, dated February 23, 1989, as amended through the date of signing of this Annual Report on Form 10-K, incorporated by reference from Exhibit 2 to the Report on Form 8-K dated January 29, 1990; Exhibit 4 to the Report on Form 8-K dated January 29, 1990; Exhibit 1 to the Report on Form 8-K dated June 29, 1993; Exhibit 8 to the Report on Form 8-K dated December 14, 1995; and Exhibit 9 to the Report on Form 8-A/A dated March 6, 1997.

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

         (b) Annual Incentive Plan for Executive Officers and Designated Management.

     EXHIBIT
     NUMBER                        DOCUMENT
     -------                       --------

      10 (c) Amended and Restated Employment Agreement between Cyprus Amax Minerals Company and Milton H. Ward, incorporated by reference from Exhibit 10(a) to the Annual Report on Form 10-K for the period ended December 31, 1995.

         (d) Cyprus Amax Minerals Company Executive Officer Separation Policy, as amended through the date of signing of the Annual Report on Form 10-K, incorporated by reference from Exhibit 10(m) to the Annual Report on Form 10-K for the period ended December 31, 1993, and Exhibit 10(b) to the Annual Report on Form 10-K for the period ended December 31, 1995.

         (e) Contracts regarding employment between Cyprus Minerals Company and certain executive officers, incorporated by reference from Exhibit 10(i) to the Annual Report on Form 10-K for the period ended December 31, 1993, Exhibit 10(c) to the Annual Report on Form 10-K for the period ended December 31, 1995.

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

    EXHIBIT
    NUMBER                         DOCUMENT
    -------                        --------

     10 (j) Restorative retirement plans, as amended through the date of signing of the Annual Report on Form 10-K, incorporated by reference from Exhibit 10(c) to the Annual Report on Form 10-K for the period ended December 31, 1986; Exhibit 10(c) to the Annual Report on Form 10-K for the period ended December 31, 1989;
              Exhibit 10(b) to the Annual Report on Form 10-K for the period ended December 31, 1990; and Exhibit 10(a) to the Annual Report on Form 10-K for the period ended December 31, 1992; and Exhibit 10(e) to the Annual Report on Form 10-K for the period ended December 31, 1994.

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

DATE: JUNE 27, 1997

                                  SIGNATURES

   PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE PLAN ADMINISTRATOR HAS DULY CAUSED THIS ANNUAL REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                 CYPRUS AMAX MINERALS COMPANY
                                 SAVINGS PLAN & TRUST ADMINISTRATOR


                                 By   /s/  Philip C. Wolf
                                      ------------------------
                                      PHILIP C. WOLF, CHAIRMAN


                                 By   /s/  Chris L. Crowl
                                      ------------------------
                                      CHRIS L. CROWL, MEMBER



                                 By   /s/  Francis J. Kane
                                      ------------------------
                                      FRANCIS J. KANE, MEMBER