Form 10-Q
period 1997-06-30
CYPRUS AMAX MINERALS CO
filed 1997-08-14
CIK 769589

                                   FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549


                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 30, 1997                   Commission File Number 1-10040
                  ---------------                                        -------

                         CYPRUS AMAX MINERALS COMPANY
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)



          Delaware                                        36-2684040
--------------------------------------------------------------------------------
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                      Identification Number)


9100 East Mineral Circle, Englewood, Colorado               80112
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

Number of shares of common stock outstanding as of August 12, 1997, was 93,466,038 shares.


                        This report contains 20 pages.

                        PART I.   FINANCIAL INFORMATION
                        -------------------------------

ITEM 1.   FINANCIAL STATEMENTS
------------------------------

                 CYPRUS AMAX MINERALS COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF OPERATIONS
                      (IN MILLIONS EXCEPT PER SHARE DATA)

                                                   (Unaudited)               (Unaudited)
                                                   Three Months              Six Months
                                                  Ended June 30,           Ended June 30,
                                                ------------------      -------------------
                                                 1997        1996        1997         1996
                                                ------      ------      ------       ------
REVENUE                                           $842        $740      $1,729       $1,424
                                                ------      ------      ------       ------
COSTS AND EXPENSES
Cost of Sales                                      549         546       1,089        1,023
Selling and Administrative Expenses                 38          28          68           59
Depreciation, Depletion, and Amortization          116          72         214          145
Write-Downs and Special Charges                      5           -         121            -
Exploration Expense                                 10          10          16           17
                                                ------      ------      ------       ------
TOTAL COSTS AND EXPENSES                           718         656       1,508        1,244
                                                ------      ------      ------       ------
INCOME FROM OPERATIONS                             124          84         221          180

OTHER INCOME (EXPENSE)
Interest Income                                     12           7          20           13
Interest Expense                                   (53)        (45)       (104)         (87)
Capitalized Interest                                 2          21           8           40
Equity Investments and Other                        (4)          1          (6)           3
                                                ------      ------      ------       ------
INCOME BEFORE INCOME TAXES AND
  MINORITY INTEREST                                 81          68         139          149
Income Tax Provision                               (17)        (14)        (17)         (34)
Minority Interest                                    2          (1)          1            -
                                                ------      ------      ------       ------
NET INCOME                                          66          53         123          115
Preferred Stock Dividends                           (5)         (5)         (9)          (9)
                                                ------      ------      ------       ------
INCOME APPLICABLE TO COMMON SHARES              $   61      $   48      $  114       $  106
                                                ======      ======      ======       ======

EARNINGS PER COMMON SHARE
  Primary                                       $  .65      $  .52      $ 1.21       $ 1.13
  Fully Diluted                                 $  .65/(1)/ $  .52/(1)/ $ 1.21       $ 1.13/(1)/

AVERAGE COMMON SHARES OUTSTANDING
  Primary                                         93.4        93.2        93.4         93.2
  Fully Diluted                                  103.1       102.9       103.1        102.9

See accompanying notes to financial statements.

/(1)/Fully diluted earnings per share were less than 3 percent dilutive.

                 CYPRUS AMAX MINERALS COMPANY AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                      (IN MILLIONS EXCEPT SHARE AMOUNTS)

                                                                (Unaudited)
                                                                  June 30,       Deecember 31,
ASSETS                                                              1997             1996
                                                               ------------      ------------
CURRENT ASSETS
Cash and Cash Equivalents                                         $  315            $  193
Accounts and Notes Receivable, Net                                   252               216
Inventories                                                          535               495
Prepaid Expenses                                                     120               145
                                                               ------------      ------------
  Total Current Assets                                             1,222             1,049
PROPERTIES - At Cost, Net                                          5,129             5,226
OTHER ASSETS                                                         506               511
                                                               ------------      ------------
  Total Assets                                                    $6,857            $6,786
                                                               ============      ============
                    LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Short-Term Debt                                                   $   77            $   36
Current Portion of Long-Term Debt                                    254                79
Accounts Payable                                                     127               142
Accrued Payroll and Benefits                                          98                94
Accrued Royalties and Interest                                        51                41
Accrued Closure, Reclamation and Environmental                        47                61
Other Accrued Liabilities                                            128               143
Taxes Payable, Other Than Income Taxes                                60                61
Income Taxes Payable                                                  76                69
Dividends Payable                                                     23                19
                                                               ------------      ------------
  Total Current Liabilities                                          941               745
                                                               ------------      ------------
NONCURRENT LIABILITIES AND DEFERRED CREDITS
Long-Term Debt                                                     2,235             2,415
Capital Lease Obligations                                            135               139
Deferred Employee and Retiree Benefits                               417               412
Deferred Closure, Reclamation, and Environmental                     354               363
Deferred Income Taxes                                                 50                44
Other                                                                141               151
                                                               ------------      ------------
  Total Noncurrent Liabilities and Deferred Credits                3,332             3,524
                                                               ------------      ------------
MINORITY INTEREST                                                    153               157
SHAREHOLDERS' EQUITY
Preferred Stock, $1 Par Value,
  20,000,000 Shares Authorized:
  $4.00 Series A Convertible Stock, $50 Stated Value,
    4,666,667 Authorized, 4,664,302 Issued
    and Outstanding in 1997 and 1996                                   5                 5
  Series A Preferred Stock, 500,000 Shares
    Authorized, None Issued or Outstanding                             -                 -
Common Stock, Without Par Value,
  150,000,000 Shares Authorized,
  Issued 96,031,123 in 1997 and 96,031,139 in 1996                     1                 1
Paid-In Surplus                                                    2,948             2,952
Accumulated Deficit                                                 (409)             (481)
Foreign Currency Translation Adjustment                                1                 5
                                                               ------------      ------------
                                                                   2,546             2,482
Treasury Stock at Cost, 2,586,632 Shares in 1997
  and 2,788,535 Shares in 1996                                       (60)              (64)
Loan to Savings Plan                                                 (55)              (58)
                                                               ------------      ------------
  Total Shareholders' Equity                                       2,431             2,360
                                                               ------------      ------------
  Total Liabilities and Shareholders' Equity                      $6,857            $6,786
                                                               ============      ============

See accompanying notes to financial statements.

                 CYPRUS AMAX MINERALS COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN MILLIONS)

                                                             (Unaudited)
                                                              Six Months
                                                            Ended June 30,
                                                           ---------------
                                                            1997     1996
                                                           ------   ------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                  $ 123    $ 115

  Depreciation, Depletion, and Amortization                   214      145
  Write-Downs and Special Charges                             121        -
  Deferred Income Taxes                                         3       28
  Gain on Sale of Assets                                     (156)     (16)
  Changes in Assets and Liabilities Net of Effects
    from Businesses Acquired/Sold                             (60)     (89)
  Other                                                        17       15
                                                           ------   ------
NET CASH PROVIDED BY OPERATING ACTIVITIES                     262      198
                                                           ------   ------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital Expenditures                                       (223)    (518)
  Payments for Businesses Purchased                             -      (70)
  Capitalized Interest                                         (8)     (40)
  Advances to and Investments in Affiliates                    (3)     (11)
  Collections on Notes Receivable                               3        -
  Proceeds from Sale of Assets                                109       26
                                                            -----    -----
NET CASH USED FOR INVESTING ACTIVITIES                       (122)    (613)
                                                           ------   ------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net Proceeds from Issuance of Long-Term Debt                190      228
  Net Borrowings on Short-Term Debt                            91      325
  Payments on Short-Term Debt                                 (37)     (83)
  Payments on Debt and Other Obligations                     (213)     (25)
  Proceeds from Issuance of Stock for Employee Benefits         1        1
  Dividends Paid                                              (46)     (46)
  Dividends to Minority Interests                              (4)      (4)
                                                           ------   ------
NET CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES          (18)     396
                                                           ------   ------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS          122      (19)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                193      191
                                                           ------   ------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                  $ 315    $ 172
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

NOTE 2.  INVENTORIES
--------------------

Inventories detailed by component are summarized below (in millions):

                                    (Unaudited)
                                     June 30,    December 31,
                                       1997          1996
                                    -----------  ------------
Component
  In-Process Ores, Concentrates,
    and Other                            $ 245          $ 237
  Finished Goods                           180            161
  Materials and Supplies                   110             97
                                         -----          -----
                                         $ 535          $ 495
                                         =====          =====

NOTE 3.  FAIR VALUE OF FINANCIAL INSTRUMENTS
--------------------------------------------

The estimated fair values for financial instruments under SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," are made at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. At June 30, 1997, the net carrying value of financial instruments approximated a $1,681 million liability, whereas the fair value approximated a $1,719 million liability. The difference in fair value is primarily due to lower interest rates as of June 30, 1997, compared with rates on the Company's debt.

NOTE 4.  CONTINGENCIES
----------------------

Cyprus Tohono Corporation was informed in late 1995 by the office of the Assistant U.S. Attorney in Tucson, Arizona, that an action was being considered under federal environmental laws against Cyprus Tohono Corporation and certain of its employees. The facts giving rise to this matter involved a break in the process line at Tohono occurring in 1992. It is not possible to state with reasonable certainty at this time what action will be taken by the government.

Cyprus Miami Mining Corporation and other companies, in conjunction with the Arizona Department of Environmental Quality's Water Quality Assurance Revolving Fund program, continued remediation and assessment of ground water quality at Pinal Creek near Miami, Arizona. Despite the fact that the ongoing program, initiated in 1989, has resulted in continued improvement of subsurface water quality in the area, Cyprus Miami recently was informed that the State of Arizona is contemplating enforcement action against Cyprus Miami and/or other companies in connection with Pinal Creek water quality issues under federal and state environmental laws. Long-term remedial action plans were submitted in May 1997 to the State of Arizona for approval. Completion of risk assessment studies and the evaluation of remedial action alternatives has provided information which allows an estimate of Cyprus Miami costs for completing the remedial action. As a result of this information, approximately $50 million was recorded for the Pinal Creek remediation reserve at December 31, 1996. Cyprus Miami has commenced contribution litigation against other parties involved in this matter and has asserted claims against certain of its past insurance carriers. While significant recoveries are expected,

Cyprus Miami cannot reasonably estimate the amount of recoveries and, therefore, has not taken potential recoveries into consideration in the provision.

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

At June 30, 1997, Cyprus Amax had accruals of approximately $401 million for expected future mine closure, reclamation, and environmental remediation liabilities. Total reclamation costs for Cyprus Amax at the end of current mine lives are estimated at about $508 million. Additionally, the cost range of reasonably possible outcomes for sites where remediation costs are estimable is from $80 million to $300 million of which approximately $106 million was reserved at June 30, 1997. Work on these sites is expected to be substantially completed in the next several years, subject to the inherent delays involved in the process. Remediation costs that could not be reasonably estimated at June 30, 1997, are not expected to have a material impact on the financial condition and ongoing operations of the Company.

NOTE 5.  INFORMATION BY INDUSTRY SEGMENT
----------------------------------------

Cyprus Amax operates in three principal industry segments--Copper/Molybdenum, Coal, and Other--which supply mineral products primarily to the construction, automobile, steel, and utility industries and gold to banks and other bullion dealers. The financial information for these segments is presented below (in millions):

                                      (Unaudited)       (Unaudited)
                                      Three Months       Six Months
                                     Ended June 30,    Ended June 30,
                                    ----------------  ----------------
                                     1997     1996     1997     1996
                                    -------  -------  -------  -------
Segment Revenue
  Copper/Molybdenum                  $ 416    $ 356   $  810   $  696
  Coal                                 307      326      737      611
  Other                                119       58      182      117
                                    -------  -------  -------  -------
                                     $ 842    $ 740   $1,729   $1,424
                                    =======  =======  =======  =======

Segment Income
  Copper/Molybdenum                  $  97    $  71   $  184   $  157
  Coal                                  33       21       58       43
  Other                                 16        4       14        7
                                    -------  -------  -------  -------
                                       146       96      256      207

Corporate                              (22)     (12)     (35)     (27)
Interest, Net                          (39)     (17)     (76)     (34)
Equity Investments and Other            (4)       1       (6)       3
                                    -------  -------  -------  -------

  Income Before Income Taxes and
    Minority Interest                   81       68      139      149
Income Tax Provision                   (17)     (14)     (17)     (34)
Minority Interest                        2       (1)       1        -
                                    -------  -------  -------  -------
  Net Income                         $  66    $  53   $  123   $  115
                                    =======  =======  =======  =======

REVIEW BY INDEPENDENT ACCOUNTANTS
---------------------------------

The financial information as of June 30, 1997, and for the three-month and six-month periods ended June 30, 1997 and 1996, included in Part I pursuant to Rule 10-01 of Regulation S-X has been reviewed by Price Waterhouse LLP, the Company's independent accountants, in accordance with standards established by the American Institute of Certified Public Accountants. Price Waterhouse LLP's report is included as page 8 of this quarterly report.

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

                       REPORT OF INDEPENDENT ACCOUNTANTS
                       ---------------------------------


To the Board of Directors and Shareholders of Cyprus Amax Minerals Company

We have reviewed the accompanying consolidated balance sheet of Cyprus Amax Minerals Company and its subsidiaries as of June 30, 1997, and the related consolidated statements of operations and of cash flows for the three-month and six-month periods ended June 30, 1997 and 1996. These financial statements are the responsibility of the Company's management.

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

We previously audited in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1996, and the related consolidated statements of operations, of shareholders' equity, and of cash flows for the year then ended (not presented herein), and in our report dated February 12, 1997, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 1996, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.


/s/ Price Waterhouse LLP

Denver, Colorado
August 12, 1997

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

RESULTS OF OPERATIONS
---------------------

CYPRUS AMAX MINERALS COMPANY reported consolidated net income of $66 million, or 65 cents per share, on revenue of $842 million, compared to 1996 earnings of $53 million, or 52 cents per share, on revenue of $740 million. Higher second quarter 1997 earnings largely were attributable to higher molybdenum and copper realizations, lower copper cost of sales, higher coal results, and the minority interest portion of the gain recorded on the sale of Kubaka to Amax Gold.

                                        Three Months     Six Months
SELECTED RESULTS                       Ended June 30,  Ended June 30,
                                       --------------  --------------
(In millions except per share data)     1997    1996    1997    1996
                                       ------  ------  ------  ------
  Revenue                               $ 842   $ 740  $1,729  $1,424

  Net Income                            $  66   $  53  $  123  $  115

  Earnings Per Share                    $ .65   $ .52  $ 1.21  $ 1.13

The 1997 second quarter revenue of $842 million was $102 million higher than the comparable 1996 quarter primarily because of higher copper and molybdenum realizations, higher copper sales, and significantly higher gold sales.

For the first six months, Cyprus Amax earned $123 million or $1.21 per share, compared with 1996 earnings for the period of $115 million, or $1.13 per share.

Segment income is earnings before corporate overhead, interest, equity investments and other, income taxes, and minority interest.


COPPER/MOLYBDENUM

                                   Three Months     Six Months
                                  Ended June 30,  Ended June 30,
                                  --------------  --------------
SELECTED RESULTS (In millions)     1997    1996    1997    1996
                                  ------  ------  ------  ------
  Revenue                          $ 416   $ 356   $ 810   $ 696
  Segment Operating Income         $  97   $  71   $ 184   $ 157

COPPER/MOLYBDENUM earned $97 million during the second quarter of 1997 compared to earnings of $71 million in the 1996 period. Earnings increased primarily due to 74 million pounds higher sales of produced copper, three cents higher copper realizations, and two cents lower copper cost of sales.

Second quarter copper realizations averaged $1.12 per pound, three cents higher than the 1996 quarter. As of June 30, 1997, Cyprus Amax has price protection programs in place that will ensure a minimum average realization on an LME basis of 95 cents per pound on 130 million pounds for the remainder of 1997, and as of August 11, 1997 has approximately 370 million pounds at 90 cents per pound for the first three quarters of 1998. The price protection program for El Abra ensures a minimum average realization on an LME basis of 90 cents for the second half of 1997 on approximately 205 million pounds with a cap of $1.25 per pound on approximately 70 million pounds. Cyprus Amax's share of El Abra is 51 percent.

                                        Three Months     Six Months
SELECTED OPERATING DATA                Ended June 30,  Ended June 30,
                                       --------------  --------------
(In millions except as noted)           1997    1996    1997    1996
                                       ------  ------  ------  ------
Produced Copper Sold, Pounds              255     181     506     353
Copper Production, Pounds                 265     184     506     357
Copper Sales Volume, Pounds               281     237     547     434
Average Copper Realization, $/Pound     $1.12   $1.09   $1.11   $1.13
Cost of Sales, $/Pound                  $ .78   $ .80   $ .80   $ .78
Net Cash Cost, $/Pound                  $ .62   $ .72   $ .63   $ .71
Full Cost, $/Pound                      $ .74   $ .79   $ .75   $ .79

  Bagdad
  ------
  Production - Pounds                      64      54     123     108
  Material Mined - Tons                  19.4    16.5    38.1    32.5
  Ore Mined - Tons                        7.8     7.5    14.8    15.5
  Ore Milled - Tons                       7.7     7.8    15.0    15.5
  Ore Grade - %                           .44     .38     .44     .38

  Miami
  -----
  Production - Pounds                      39      35      73      69
  Material Mined - Tons                  25.7    25.3    50.4    51.4
  Ore Mined - Tons                        7.6     7.2    15.7    15.0
  Ore Grade - %                           .52     .57     .52     .52

  Sierrita
  --------
  Production - Pounds                      68      57     128     114
  Material Mined - Tons                  24.0    24.1    47.1    49.0
  Ore Mined - Tons                       10.6     9.8    21.0    19.7
  Ore Milled - Tons                      10.3    10.0    20.9    19.9
  Ore Grade - %                           .31     .29     .29     .29

  Cerro Verde
  -----------
  Production - Pounds                      30      26      60      45
  Material Mined - Tons                  10.2     6.5    19.4    12.1
  Ore Mined - Tons                        2.5     1.9     4.5     3.3
  Ore Grade - %                           .77    1.04     .81    1.03

  El Abra
  -------
  Production - Pounds (51%)                53       -     102       -
  Material Mined - Tons (100%)            6.4       -    14.6       -
  Ore Mined - Tons (100%)                 6.4       -    14.6       -
  Ore Grade - %                           .94       -     .95       -


Molybdenum Sales - Pounds              15    16    31    33
Produced Molybdenum Sold - Pounds      15    16    31    33
Molybdenum Production - Pounds         16    15    32    29
Average Realization - $/Pound        5.59  5.12  5.58  5.38

  Henderson
  ---------
  Production - Pounds                 9.4   8.4  18.9  15.6
  Material Mined - Tons               2.0   1.9   3.9   3.4
  Ore Milled - Tons                   2.0   1.9   3.9   3.4
  Ore Grade - %                       .26   .25   .26   .25

During the quarter, Cyprus Amax sold 255 million pounds of produced copper.
This is 74 million pounds higher than in the 1996 second quarter. Cost of sales decreased two cents per pound from the 1996 period to 78 cents per pound for the second quarter of 1997. This decrease reflects the inclusion of lower cost South American sales.

Second quarter net cash costs decreased 10 cents per pound from the 1996 second quarter to 62 cents per pound primarily reflecting lower costs contributed by the South American operations and lower costs at the Arizona operations despite lower molybdenum by-product credits. Excluding molybdenum by-product credits, cash costs dropped 13 cents per pound, or 15 percent.

Copper production totaled 265 million pounds for the quarter, 81 million pounds higher, or a 44 percent increase, than in 1996. This increase is attributable to the results from El Abra and increased production from domestic operations and Cerro Verde. El Abra is expected to achieve design production capacity during the third quarter.

Primary molybdenum operations earned $17 million for the second quarter compared with $18 million for the 1996 period. The 1997 second quarter realizations averaged $5.59 per pound compared with $5.12 per pound during the 1996 quarter. Production increased one million pounds to 16 million pounds, while sales decreased one million pounds to 15 million pounds for the second quarter of 1997.

For the first six months, Copper/Molybdenum earnings were $184 million compared with $157 million in 1996. The higher earnings primarily reflect 153 million pounds higher produced copper sales, and $4 million higher molybdenum results partially offset by 2 cents higher copper cost of sales and 2 cents lower copper realizations.

COAL
                                   Three Months     Six Months
                                  Ended June 30,  Ended June 30,
                                  --------------  --------------
  SELECTED RESULTS (In millions)   1997    1996    1997    1996
                                  ------  ------  ------  ------

  Revenue                          $ 307   $ 326   $ 737   $ 611

  Segment Operating Income         $  33   $  21   $  58   $  43

COAL reported second quarter earnings of $33 million compared with 1996 second quarter earnings of $21 million. The increase in earnings primarily related to improved performance at Emerald and Twentymile, coupled with the absence of operating problems that occurred in the second quarter of 1996. Additionally, the absence of any significant longwall moves in the second quarter of 1997 also contributed to the improved earnings.



                                            Three Months     Six Months
                                           Ended June 30,  Ended June 30,
                                           --------------  --------------
SELECTED OPERATING DATA                     1997    1996    1997    1996
                                           ------  ------  ------  ------
Sales Volume - Millions of Tons
-------------------------------
  Eastern Mines                               7.0     7.3    13.7    14.2
  Western Mines - Powder River Basin         10.5     8.3    20.5    17.2
  Western Mines - Other                       2.9     3.1     6.0     5.3
  Springvale                                   .4      .4      .8      .4

     Total Sales                             20.8    19.1    41.0    37.1

  Oakbridge Equity Share                      1.5     1.7     2.8     3.2

Average Realization - $/Ton                $14.54  $16.55  $14.32  $15.97

Domestic Average Contract Price - $/Ton    $13.84  $15.78  $13.64  $15.33
Domestic Average Spot Price - $/Ton        $16.98  $18.40  $16.78  $17.98
Australian Contract Price - $/Ton          $25.89  $29.79  $26.19  $30.05
Australian Spot Price - $/Ton              $23.39  $23.14  $22.58  $23.55

Average Cost of Sales - $/Ton              $12.84  $15.75  $13.46  $15.07
Average Cash Cost - $/Ton                  $11.12  $13.41  $11.74  $12.83
Average Unit Costs - $/Ton                 $13.16  $15.44  $13.64  $14.65

Clean Production - Millions of Tons
-----------------------------------
  Pennsylvania                                3.3     1.7     5.7     4.4
  Kentucky                                    1.4     1.3     3.1     2.4
  West Virginia                               2.0     2.1     3.9     3.8
  Midwest                                      .9     1.8     2.3     3.7
  Wyoming - Powder River                     10.4     8.3    20.5    17.2
  Colorado                                    3.5     1.6     5.6     3.0
  Utah                                         .4      .7      .9     1.5
  Springvale                                   .4      .3      .5      .3

           Total Production                  22.3    17.8    42.5    36.3
                                           ======  ======  ======  ======

  Oakbridge Equity Share                      1.4     1.4     2.3     2.8

The 1997 second quarter average realization was $14.54 per ton and the average cost of sales was $12.84 per ton, yielding a profit margin of $1.70 per ton and cash margins of $3.42 per ton in the quarter. This compares with an average realization of $16.55 per ton and an average cost of sales of $15.75 per ton for the second quarter of 1996, which resulted in a profit margin of 80 cents per ton and cash margins of $3.14 per ton. Average cost of sales decreased $2.91 per ton primarily due to improved performance in Pennsylvania and higher sales from the Powder River Basin.

Record coal production of 24 million tons in the second quarter was 5 million tons higher than in 1996, and sales of 22 million tons were 2 million tons higher than in the second quarter of 1996. During the second quarter of 1997, monthly production records were set at six mines and the productivity improvement of 35 percent was a record. Additionally, Twentymile Coal Company set world production records for a single longwall equipped underground coal mine in May and June 1997.

Cyprus Amax's equity share in Oakbridge's earnings, which is reported in Equity Investments and Other, was a loss of $4 million for the second quarter of 1997 compared to earnings of $1 million in the comparable 1996 period.

For the first six months, Coal earned $58 million compared with $43 million for the first half of 1996. In addition to the above mentioned factors, during the first quarter of 1997, Cyprus Amax recorded a pre-tax gain of $17 million, including a net gain of $27 million for the restructuring and assignment of coal contracts at Delta and Wabash less the associated reduction in asset basis and provision for employee separation and mine closure costs, and a provision of $10 million for closure or disposal of Plateau.


OTHER MINERALS
                                           Three Months       Six Months
                                           Ended June 30,    Ended June 30,
                                          ----------------  ----------------
SELECTED RESULTS (In millions)              1997     1996     1997     1996
                                          -------  -------  -------  -------
  Segment Operating Income                 $  16    $   4    $  14    $   7
                                           =====    =====    =====    =====

  Lithium                                  $   6    $   8    $  11    $  15
  Amax Gold                                    2       (1)       3       (3)
  Businesses Sold/Non-Operating               (1)       -       (3)      (2)
  Exploration Expense                        (10)      (3)     (16)      (3)
  Other - Kubaka Gain                         19        -       19        -
                                           -----    -----    -----    -----
  Total                                      $16       $4    $  14    $   7
                                           =====    =====    =====    =====


SELECTED OPERATING DATA (In millions)

Lithium
     Sales Volumes - Millions of Lbs.
       Carbonate Equiv.                     12.9     11.4     23.7     22.5
  Gold (100 percent basis)
     Sales Volumes - Thousands of Ounces     196       62      295      124
     Gold Price - $/Ounce                    374      412      379      412

OTHER MINERALS, which includes Lithium, Amax Gold, Exploration, and Businesses Sold/Non-Operating, had combined earnings of $16 million compared with $4 million for the second quarter of 1996. Lithium earned $6 million, which was $2 million lower than the 1996 second quarter, due primarily to lower carbonate prices. Amax Gold earned $2 million for the second quarter compared with a $1 million loss in 1996. The improvement results from cash costs dropping $74 per ounce, or 28 percent, to $194 per ounce and sales volumes increasing 134,000 ounces, partially offset by lower realizations. A full quarter of commercial production at Fort Knox coupled with the new production from Refugio and Kubaka more than tripled production to 192,000 ounces. Kubaka achieved commercial production on June 1, 1997. During the second quarter of 1997, Cyprus Amax sold Kubaka to Amax Gold and recorded a gain of $19 million, reflecting the minority interests share. Exploration expense of $10 million was $7 million higher than last year due to the absence of sales of certain small properties that occurred in the second quarter of 1996.

The year-to-date earnings for Other Minerals increased to $14 million compared to $7 million in the first six months of 1996 primarily due to the $19 million gain from the sale of Kubaka and $6 million of improved performance at Amax Gold due to higher sales volumes and lower costs. Partially offsetting were $13 million higher exploration expenses due to the absence of the sales of Cerro Quema and certain other small properties during the first half of 1996.

CORPORATE expenses for the second quarter were $22 million, or $10 million higher, and for the first half of 1997 were $35 million, or $8 million higher than the same periods in 1996 primarily due to a pre-tax cost of $7 million for the purchase of approximately 70 percent of the Company's $300 million 9% Notes.

INTEREST, EQUITY INVESTMENTS, AND OTHER expense was $43 million for the 1997 second quarter compared with expense of $16 million for 1996. Net interest expense of $39 million for the second quarter of 1997 was $22 million higher than the 1996 period due to less interest being capitalized on development projects recently completed. Year-to-date interest, equity, and other expense of $82 million was $51 million higher than in 1996 primarily due to less capitalized interest.


LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1997, the Company had a ratio of long-term debt to total capitalization of 49.4 percent, a ratio of current assets to current liabilities of 1.3 to 1.0, and a cash balance of $315 million at June 30. At December 31, 1996, the comparable ratios were 52 percent and 1.4 to 1.0, respectively. The Company's cash balance increased from $193 million to $315 million at June 30 due primarily to cash provided by operations of $262 million and proceeds of $105 million from the settlement of coal contracts, partially reduced by capital expenditures of $223 million.

For the first six months of 1997, capital expenditures, excluding capitalized interest, were $223 million. Copper capital expenditures of $80 million included $12 million for the El Abra project, $5 million at Sierrita for the new crusher and conveyor system, $7 million at Henderson for initial expenditures to replace ore trains with conveyors, and the remainder primarily for sustaining and replacement capital. Coal capital expenditures of $66 million included $33 million for the development of the Willow Creek mine in Utah and the remainder primarily for sustaining and replacement capital. Other Minerals capital expenditures included Amax Gold's expenditures of $17 million primarily for the Fort Knox project and $26 million for the development of the Kubaka mine. Total capital spending for 1997 is projected to be less than $400 million, with over 42 percent, 36 percent, and 11 percent spent on copper, coal, and gold projects, respectively.

For the full year 1997, Cyprus Amax expects to spend approximately $130 million for reclamation, remediation, and environmental compliance.

In June 1997, Cyprus Amax announced a fixed-spread tender offer to purchase all of the Company's $300 million 9% Notes due June 13, 2001. A total of approximately 70% or $209 million of the Notes were tendered. Cyprus Amax paid an aggregate of approximately $232 million (excluding accrued interest) for the tendered Notes. This resulted in an after-tax charge of $5 million, which was recorded in the second quarter of 1997. Additionally, at June 30, 1997, debt and cash was reduced by $116 million and in early July, short term debt and cash was reduced by the remaining $116 million.

In August 1997, Cyprus Amax amended and restated its $1 billion revolving credit Agreement to extend its term until 2002 and to lower the facility fee and borrowing rates.

During 1997, Cyprus Amax expects to be able to generate sufficient funds for general corporate purposes, capital expenditures, and further reductions of debt.

Cyprus Amax paid regular dividends of 20 cents per common share and $1.00 per preferred share during the quarter. At June 30, 1997, 93,444,491 shares of the Company's Common Stock were outstanding.

Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share, was issued in February 1997. SFAS No. 128 replaces the presentation of primary EPS with a presentation of basic EPS. It requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. For the three and six months ended June 30, 1997, basic earnings per share would be the same as primary earnings per share presented.

CAUTIONARY "SAFE HARBOR" STATEMENT UNDER THE UNITED STATES PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

With the exception of historical matters, the matters discussed in this report are forward looking statements that involve risks and uncertainties that could cause actual results to differ materially from projected results. Such forward looking statements include statements regarding projections of mineral production, cash operating costs and certain significant expenses, percentage increases and decreases in production from the Company's operations, schedules for completion of feasibility studies and initial feasibility studies, potential increases in reserves and production, the timing and scope of future drilling and other exploration activities, expectations regarding receipt of permits and commencement of mining or production, anticipated recovery rates and potential acquisitions or increases in property interests. Factors that could cause actual results to differ materially include changes in relevant mineral prices, mineral supply contract renegotiations, the presence or absence of price protection programs, unanticipated ore grade, geological, hydrological, metallurgical, processing, access, transportation of supplies, water availability, or other problems. Further factors, among others, include results of current exploration activities, results of pending and future feasibility studies, changes in project parameters as plans continue to be refined, political, economic and operational risks of foreign and domestic operations, joint venture relationships, availability of materials and equipment, the timing and receipt of governmental permits, changes in laws or regulations or their interpretation and application, force majeure events, the failure of plant, equipment or processes to operate in accordance with specifications or expectations, accidents, adverse weather, labor relations, delays in start-up dates, environmental costs and risks, the outcome of acquisition negotiations and general domestic and international economic and political conditions, as well as other factors described herein or in the Company's filings with the U.S. Securities and Exchange Commission. Many of these factors are beyond the Company's ability to predict or control. Readers are cautioned not to put undue reliance on forward looking statements.

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

ITEM 5.  OTHER INFORMATION
--------------------------

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

(a) The following Exhibits are being filed as part of this Quarterly Report on Form 10-Q:

                                                                Page in
                                                               Sequential
 Exhibit                                                       Numbering
 Number                         Document                         System
---------  --------------------------------------------------  ----------

  (11)     Statement re computation of per share earnings.
  (15)     Letter re unaudited interim financial information.
  (27)     Financial data schedule.

(b) No Current Report on Form 8-K was filed during the quarter ended June 30, 1997.

                                   SIGNATURE
                                   ---------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        CYPRUS AMAX MINERALS COMPANY
                                        ----------------------------
                                                Registrant



Date:   August 12, 1997                   /s/       John Taraba
       -------------------                ------------------------
                                               Vice President and
                                                   Controller