Form 10-Q
period 1997-09-30
CYPRUS AMAX MINERALS CO
filed 1997-11-14
CIK 769589

                                   FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549


                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended  September 30, 1997             Commission File Number 1-10040
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

Number of shares of common stock outstanding as of November 12, 1997, was 93,480,659 shares.



                        This report contains 23 pages.

                        PART I.   FINANCIAL INFORMATION
                        -------------------------------

ITEM 1.   FINANCIAL STATEMENTS
------------------------------

                 CYPRUS AMAX MINERALS COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF OPERATIONS
                      (IN MILLIONS EXCEPT PER SHARE DATA)


                                                 (Unaudited)              (Unaudited)
                                                 Three Months             Nine Months
                                              Ended September 30,      Ended September 30,
                                             ---------------------   -----------------------
                                                1997        1996        1997         1996
                                             ---------   ---------   ----------   ----------
REVENUE                                      $     860   $     665   $    2,589   $    2,090
                                             ---------   ---------   ----------   ----------
COSTS AND EXPENSES
Cost of Sales                                      592         505        1,684        1,528
Selling and Administrative Expenses                 32          31          100           90
Depreciation, Depletion, and Amortization          122          84          333          229
Write-downs and Special Charges                     17           -          139            -
Exploration Expense                                 10           9           26           26
                                             ---------   ---------   ----------   ----------
TOTAL COSTS AND EXPENSES                           773         629        2,282        1,873
                                             ---------   ---------   ----------   ----------
INCOME FROM OPERATIONS                              87          36          307          217
OTHER INCOME (EXPENSE)
Interest Income                                      9           7           30           19
Interest Expense                                   (53)        (50)        (157)        (137)
Capitalized Interest                                 1          23            9           64
Equity Investments and Other                        (2)          2           (8)           4
                                             ---------   ---------   ----------   ----------
INCOME BEFORE INCOME TAXES AND
  MINORITY INTEREST                                 42          18          181          167
Income Tax Benefit (Provision)                       1          (4)         (16)         (38)
Minority Interest                                    1           -            2            -
                                             ---------   ---------   ----------   ----------
NET INCOME                                          44          14          167          129
Preferred Stock Dividends                           (5)         (5)         (14)         (14)
                                             ---------   ---------   ----------   ----------
INCOME APPLICABLE TO COMMON SHARES           $      39   $       9   $      153   $      115
                                             =========   =========   ==========   ==========

EARNINGS PER COMMON SHARE
  Primary                                    $     .42        $.10        $1.63        $1.23
  Fully Diluted                              $     .42/(1)/   $.10/(1)/   $1.63/(1)/   $1.23/(1)/

AVERAGE COMMON SHARES OUTSTANDING
  Primary                                         93.4        93.2         93.4         93.2
  Fully Diluted                                  103.1       102.9        103.1        102.9

See accompanying notes to financial statements.

/(1)/Fully diluted earnings per share were less than 3 percent dilutive or were anti-dilutive.

                 CYPRUS AMAX MINERALS COMPANY AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                      (IN MILLIONS EXCEPT SHARE AMOUNTS)

                                                          (Unaudited)
                                                  September 30,  December 31,
                 ASSETS                              1997            1996
                                                    ------          ------
CURRENT ASSETS
Cash and Cash Equivalents                             $  247          $  193
Accounts and Notes Receivable, Net                       263             216
Inventories                                              532             495
Prepaid Expenses                                         109             145
                                                      ------          ------
  Total Current Assets                                 1,151           1,049
PROPERTIES - At Cost, Net                              5,055           5,226
OTHER ASSETS                                             503             511
                                                      ------          ------
  Total Assets                                        $6,709          $6,786
                                                      ======          ======

        LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Short-Term Debt                                       $   70          $   36
Current Portion of Long-Term Debt                        149              79
Accounts Payable                                         120             142
Accrued Payroll and Benefits                              99              94
Accrued Royalties and Interest                            74              41
Accrued Closure, Reclamation and Environmental            52              61
Other Accrued Liabilities                                112             143
Taxes Payable, Other Than Income Taxes                    69              61
Income Taxes Payable                                      60              69
Dividends Payable                                         19              19
                                                      ------          ------
  Total Current Liabilities                              824             745
                                                      ------          ------
NONCURRENT LIABILITIES AND DEFERRED CREDITS
Long-Term Debt                                         2,217           2,415
Capital Lease Obligations                                107             139
Deferred Employee and Retiree Benefits                   411             412
Deferred Closure, Reclamation, and Environmental         342             363
Deferred Income Taxes                                     55              44
Other                                                    130             151
                                                      ------          ------
  Total Noncurrent Liabilities and Deferred Credits    3,262           3,524
                                                      ------          ------
MINORITY INTEREST                                        166             157
SHAREHOLDERS' EQUITY
Preferred Stock, $1 Par Value,
  20,000,000 Shares Authorized:
  $4.00 Series A Convertible Stock, $50 Stated Value,
   4,666,667 Authorized, 4,664,302 Issued
   and Outstanding in 1997 and 1996                        5               5
  Series A Preferred Stock, 500,000 Shares
   Authorized, None Issued or Outstanding                  -               -
Common Stock, Without Par Value,
  150,000,000 Shares Authorized,
  Issued 96,031,114 in 1997 and 96,031,139 in 1996         1               1
Paid-In Surplus                                        2,948           2,952
Accumulated Deficit                                     (383)           (481)
Foreign Currency Translation Adjustment                   (1)              5
                                                      ------          ------
                                                       2,570           2,482
Treasury Stock at Cost, 2,559,082 Shares in 1997
 and 2,788,535 Shares in 1996                            (59)            (64)
Loan to Savings Plan                                     (54)            (58)
                                                      ------          ------
  Total Shareholders' Equity                           2,457           2,360
                                                      ------          ------
  Total Liabilities and Shareholders' Equity          $6,709          $6,786
                                                      ======          ======

See accompanying notes to financial statements.

                 CYPRUS AMAX MINERALS COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN MILLIONS)

                                                                (Unaudited)
                                                                Nine Months
                                                            Ended September 30,
                                                           ---------------------
                                                              1997       1996
                                                           ----------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                     $ 167      $ 129

  Depreciation, Depletion, and Amortization                      333        229
  Write-downs and Special Charges                                139          -
  Deferred Income Taxes                                            8         40
  Gain on Sale of Assets                                        (171)       (18)
  Changes in Assets and Liabilities Net of Effects
    from Businesses Acquired/Sold                               (115)      (168)
  Other                                                           21         21
                                                               -----      -----

NET CASH PROVIDED BY OPERATING ACTIVITIES                        382        233
                                                               -----      -----
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital Expenditures                                          (278)      (710)
  Payments for Businesses Purchased                                -        (70)
  Capitalized Interest                                            (9)       (64)
  Advances and Investments, Net to Affiliates                     13        (10)
  Collections on Note Receivable                                   5          -
  Proceeds from Sale of Assets                                   146         36
                                                               -----      -----
NET CASH USED FOR INVESTING ACTIVITIES                          (123)      (818)
                                                               -----      -----

CASH FLOWS FROM FINANCING ACTIVITIES
  Net Proceeds from Issuance of Long-Term Debt                   198        285
  Net Borrowings on Short-Term Debt                               91        531
  Payments on Short-Term Debt                                    (44)      (134)
  Payments on Debt and Other Obligations                        (377)       (52)
  Proceeds from Issuance of Stock for Employee Benefits            1          1
  Dividends Paid                                                 (69)       (69)
  Dividends to Minority Interests                                 (5)        (5)
                                                               -----      -----
NET CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES            (205)       557
                                                               -----      -----

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS              54        (28)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                   193        191
                                                               -----      -----
CASH AND CASH EQUIVALENTS AT END OF PERIOD                     $ 247      $ 163
                                                               =====      =====
NON-CASH INVESTING ACTIVITIES:
  Note Received for Coal Contract                              $  31      $   -
                                                               =====      =====


See accompanying notes to financial statements.

                 CYPRUS AMAX MINERALS COMPANY AND SUBSIDIARIES
                         NOTES TO FINANCIAL STATEMENTS

NOTE 1.  BASIS OF PRESENTATION
------------------------------

The accompanying interim unaudited financial statements include all adjustments that are, in the opinion of management, necessary for a fair presentation. Results for any interim period are not necessarily indicative of the results that may be achieved in future periods. The financial information as of this interim date should be read in conjunction with the financial statements and notes thereto contained in Cyprus Amax's Annual Report on Form 10-K for the year ended December 31, 1996.

NOTE 2.  INVENTORIES
--------------------

Inventories detailed by component are summarized below (in millions):

                                     (Unaudited)
                                    September 30,   December 31,
                                         1997           1996
                                    --------------  ------------
Component
  In-Process Ores, Concentrates,
    and Other                           $ 252          $ 237
  Finished Goods                          164            161
  Materials and Supplies                  116             97
                                        -----          -----
                                        $ 532          $ 495
                                        =====          =====

NOTE 3.  FAIR VALUE OF FINANCIAL INSTRUMENTS
--------------------------------------------

The estimated fair values for financial instruments under SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," are made at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. At September 30, 1997, the net carrying value of financial instruments approximated a $1,747 million liability, whereas the fair value approximated a $1,782 million liability. The difference in fair value is primarily due to lower market interest rates as of September 30, 1997, compared with rates on the Company's debt.

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

Cyprus Miami Mining Corporation and other companies, in conjunction with the Arizona Department of Environmental Quality's Water Quality Assurance Revolving Fund program, continued remediation and assessment of ground water quality at Pinal Creek near Miami, Arizona. Despite the fact that the ongoing program, initiated in 1989, has resulted in continued improvement of subsurface water quality in the area, Cyprus Miami was informed that the State of Arizona is contemplating enforcement action against Cyprus Miami and/or other companies in connection with Pinal Creek water quality issues under federal and state environmental laws. Long-term remedial action plans were submitted in May 1997 to the State of Arizona for approval. Completion of risk assessment studies and the evaluation of remedial action alternatives has provided information that allows an estimate of Cyprus Miami costs for completing the remedial action. As a result of this information, approximately $50 million was recorded for the Pinal Creek remediation reserve at December 31, 1996. Cyprus Miami has commenced contribution litigation against other parties involved in this matter and has asserted claims against certain of its past insurance carriers. While significant recoveries are expected, Cyprus Miami cannot reasonably estimate the amount of recoveries and, therefore, has not taken potential recoveries into consideration in the provision.

In December 1996, Cyprus Amax received a Unilateral Administrative Order For Removal Response Activities from the U.S. EPA requiring the removal of asbestos-containing material at the Horizon Potash Mine located near Carlsbad, New Mexico. Cyprus Amax has complied with the Order and the Settlement Agreement with the Bureau of Land Management. Horizon Potash acquired Amax Potash and its facilities in 1992, abandoned the site in 1993, and entered Chapter 7 bankruptcy proceedings.

At September 30, 1997, Cyprus Amax had accruals of approximately $394 million for expected future mine closure, reclamation, and environmental remediation liabilities. Total reclamation costs for Cyprus Amax at the end of current mine lives are estimated at about $508 million. Additionally, the cost range of reasonably possible outcomes for sites where remediation costs are estimable is from $80 million to $300 million, of which approximately $100 million is included as a component of the above reserve. Work on these sites is expected to be substantially completed in the next several years, subject to the inherent delays involved in the process. Remediation costs that could not be reasonably estimated at September 30, 1997, are not expected to have a material impact on the financial condition and ongoing operations of the Company.

NOTE 5.  INFORMATION BY INDUSTRY SEGMENT
----------------------------------------

Cyprus Amax operates in three principal industry segments--Copper/Molybdenum, Coal, and Other--which supply mineral products primarily to the construction, automobile, steel, and utility industries and gold to banks and other bullion dealers. The financial information for these segments is presented below (in millions):

                                         (Unaudited)            (Unaudited)
                                        Three Months            Nine Months
                                     Ended September 30,    Ended September 30,
                                    ---------------------  ---------------------
                                       1997       1996        1997       1996
                                    ----------  ---------  ----------  ---------
Segment Revenue
  Copper/Molybdenum                    $ 401      $ 290      $1,211     $  987
  Coal                                   353        324       1,090        935
  Other                                  106         51         288        168
                                       -----      -----      ------     ------
                                       $ 860      $ 665      $2,589     $2,090
                                       =====      =====      ======     ======
Segment Income (Loss)
  Copper/Molybdenum                    $  79      $  31      $  263     $  188
  Coal                                    26         23          84         66
  Other                                   (2)        (3)         12          4
                                       -----      -----      ------     ------
                                         103         51         359        258

Corporate                                (16)       (15)        (52)       (41)
Interest, Net                            (43)       (20)       (118)       (54)
Equity Investments and Other              (2)         2          (8)         4
                                       -----      -----      ------     ------
  Income Before Income Taxes and
    Minority Interest                     42         18         181        167
Income Tax Benefit (Provision)             1         (4)        (16)       (38)
Minority Interest                          1          -           2          -
                                       -----      -----      ------     ------
  Net Income                           $  44      $  14      $  167     $  129
                                       =====      =====      ======     ======

REVIEW BY INDEPENDENT ACCOUNTANTS
---------------------------------

The financial information as of September 30, 1997, and for the three-month and nine-month periods ended September 30, 1997 and 1996, included in Part I pursuant to Rule 10-01 of Regulation S-X has been reviewed by Price Waterhouse LLP, the Company's independent accountants, in accordance with standards established by the American Institute of Certified Public Accountants. Price Waterhouse LLP's report is included as page 8 of this quarterly report.

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

                       REPORT OF INDEPENDENT ACCOUNTANTS
                       ---------------------------------


To the Board of Directors and Shareholders of Cyprus Amax Minerals Company

We have reviewed the accompanying consolidated balance sheet of Cyprus Amax Minerals Company and its subsidiaries as of September 30, 1997, and the related consolidated statements of operations and of cash flows for the three-month and nine-month periods ended September 30, 1997 and 1996. These financial statements are the responsibility of the Company's management.

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

Denver, Colorado
November 13, 1997

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

RESULTS OF OPERATIONS
---------------------

Cyprus Amax Minerals Company reported 1997 third quarter consolidated earnings of $44 million, or 42 cents per share, on revenue of $860 million, compared with 1996 earnings for the quarter of $14 million, or 10 cents per share, on revenue of $665 million. Higher third quarter 1997 earnings largely were attributable to higher sales of produced copper, higher copper and molybdenum realizations, lower copper cost of sales, higher coal earnings, and a tax benefit resulting from a favorable prior year tax settlement, partially offset by higher net interest expense.

                                          Three Months          Nine Months
                                       Ended September 30,  Ended September 30,
SELECTED RESULTS                       -------------------  -------------------
(In millions except per share data)      1997       1996      1997       1996
                                       ---------  --------  ---------  --------
  Revenue                                $ 860     $ 665     $2,589    $2,090

  Net Income                             $  44     $  14     $  167    $  129

  Earnings Per Share                     $ .42     $ .10     $ 1.63    $ 1.23

The 1997 third quarter revenue of $860 million was $195 million higher than the comparable 1996 quarter primarily due to higher copper and molybdenum realizations, higher copper sales, and significantly higher gold sales.

For the first nine months of 1997, Cyprus Amax earned $167 million, or $1.63 per share, compared with 1996 earnings for the period of $129 million, or $1.23 per share.

Segment income is earnings before corporate overhead, net interest, equity investments and other, income taxes, and minority interest.

COPPER/MOLYBDENUM
                                     Three Months          Nine Months
                                  Ended September 30,  Ended September 30,
                                  -------------------  -------------------
SELECTED RESULTS (In millions)      1997       1996       1997      1996
                                  ---------  --------  ----------  -------
  Revenue                           $ 401     $ 290      $1,211    $ 987

  Segment Operating Income          $  79     $  31      $  263    $ 188

Copper/Molybdenum earned $79 million during the third quarter compared with earnings of $31 million in the 1996 period. Earnings increased primarily due to 70 million pounds more sales of produced copper, eight cents higher copper realizations, and five cents lower copper cost of sales.

Third quarter copper realizations averaged $1.01 per pound, 8 cents higher than the 1996 quarter. As of September 30, 1997, Cyprus Amax had price protection programs in place that will ensure a minimum average realization on an LME basis of 94 cents per pound on approximately 63 percent of the balance of Cyprus Amax's 1997 production, and 89 cents per pound on 60 percent of the total production for the first nine months of 1998. During the third quarter of 1996, Cyprus Amax sold a portion of its 1997 copper price protection, of which 55 million pounds related to the third quarter of 1997 and 55 million pounds to the fourth quarter of 1997. In the third quarter $7 million, net of the respective put amortization, was recognized in income. Periodically Cyprus Amax may elect to sell or buy copper price protection contracts to mitigate the risk of metal price declines on a portion of its future copper sales. Additionally, the price protection program for El Abra ensures a minimum average realization on an LME basis of 90 cents for the balance of 1997 on approximately 50 million pounds (Cyprus Amax's 51 percent interest) with a cap of $1.25 per pound on approximately 20 million pounds. El Abra's price protection program for 1998 is included in the Cyprus Amax program mentioned above.

                                          Three Months          Nine Months
                                       Ended September 30,  Ended September 30,
SELECTED OPERATING DATA                -------------------  -------------------
(In millions except as noted)             1997      1996      1997       1996
                                       ----------  -------  ---------  --------

Produced Copper Sold, Pounds              265         195      771        548
Copper Production, Pounds                 257         195      762        552
Copper Sales Volume, Pounds               306         216      853        650
Average Copper Realization, $/Pound     $1.01       $ .93    $1.08      $1.06
Cost of Sales, $/Pound                  $ .77       $ .82    $ .79      $ .80
Net Cash Cost, $/Pound                  $ .63       $ .71    $ .63      $ .71
Full Cost, $/Pound                      $ .76       $ .81    $ .75      $ .80

  Bagdad
  ------
  Production - Pounds                      61          60      183        168
  Material Mined - Tons                  19.5        18.3     57.6       50.8
  Ore Mined - Tons                        8.0         7.4     22.8       22.9
  Ore Milled - Tons                       7.8         7.7     22.8       23.2
  Ore Grade - %                           .42         .41      .43        .39

  Miami
  -----
  Production - Pounds                      40          36      114        105
  Material Mined - Tons                  26.4        25.0     76.8       76.4
  Ore Mined - Tons                        7.8         8.2     23.5       23.1
  Ore Grade - %                           .42         .53      .49        .53

  Sierrita
  --------
  Production - Pounds                      60          58      188        172
  Material Mined - Tons                  24.9        25.5     72.0       74.5
  Ore Mined - Tons                       10.1         9.9     31.1       29.6
  Ore Milled - Tons                       9.9         9.9     30.7       29.8
  Ore Grade - %                           .30         .30      .30        .30

  Cerro Verde
  -----------
  Production - Pounds                      31          30       91         75
  Material Mined - Tons                   9.0         6.7     28.4       18.7
  Ore Mined - Tons                        2.4         2.1      6.9        5.3
  Ore Grade - %                           .78         .84      .80        .96

  El Abra
  -------
  Production - Pounds                      58           -      160          -
  Material Mined - Tons                   8.0           -     22.5          -
  Ore Mined - Tons                        8.0           -     22.5          -
  Ore Grade - %                           .98           -      .96          -

                                           Three Months          Nine Months
                                        Ended September 30,  Ended September 30,
SELECTED OPERATING DATA (CONTINUED)     -------------------  -------------------
(In millions except as noted)             1997       1996      1997       1996
                                        --------   --------  --------   --------

  Molybdenum Sales - Pounds                 15         15         46        47
  Molybdenum Production - Pounds            16         13         48        43
  Average Realization - $/Pound           5.62       4.97       5.60      5.26

  Henderson
  ---------
  Production - Pounds                      9.9        7.3       28.8      22.9
  Material Mined - Tons                    2.0        1.7        5.9       5.1
  Ore Milled - Tons                        2.0        1.7        5.9       5.1
  Ore Grade - %                            .28        .24        .27       .25


During the quarter, Cyprus Amax sold 265 million pounds of produced copper, which is 70 million pounds more than in the 1996 third quarter. Cost of sales decreased 5 cents per pound to 77 cents per pound for the third quarter of 1997 compared to the 1996 period, reflecting the inclusion of lower cost South American sales.

Third quarter net cash costs decreased 8 cents per pound from the 1996 third quarter to 63 cents per pound, primarily reflecting lower costs contributed by the South American operations and lower costs at the Arizona operations despite lower molybdenum by-product credits.

Copper production totaled 257 million pounds for the quarter, 62 million pounds more, or a 32 percent increase, than in 1996. This increase is attributable to the results from El Abra and increased production from domestic operations and Cerro Verde. Since late July, El Abra has been producing slightly above design production capacity.

Primary molybdenum operations earned $17 million for the third quarter compared with $12 million for the 1996 period. The 1997 third quarter realizations averaged $5.62 per pound compared with $4.97 per pound during the 1996 quarter. Production in the third quarter of 1997 increased to 16 million pounds from 13 million pounds, while sales of 15 million pounds were the same as the 1996 third quarter.

For the first nine months, Copper/Molybdenum earnings were $263 million compared with $188 million in 1996. The higher earnings primarily reflect 223 million pounds higher copper sales, 2 cents higher copper realizations, 1 cent lower copper cost of sales, and higher molybdenum results.

COAL
                                     Three Months          Nine Months
                                  Ended September 30,  Ended September 30,
                                  -------------------  -------------------
  SELECTED RESULTS (In millions)    1997       1996      1997       1996
                                  --------   --------  --------   --------
  Revenue                           $  353     $  324    $1,090      $ 935

  Segment Operating Income          $   26     $   23    $   84      $  66

Coal reported third quarter earnings of $26 million compared with 1996 third quarter earnings of $23 million. The increase in earnings is primarily related to improved performance at Emerald and Cumberland, coupled with the absence of operating problems that occurred in the third quarter of 1996. Partially offsetting was mining through a mid-panel fault at Twentymile, which reduced saleable production and increased material and supply costs to control mining conditions and maintain equipment.

In September 1997, Cyprus Amax sold a 15 percent equity interest in Cyprus Plateau Mining Corporation to Mitsubishi Corporation. Cyprus Plateau operates the new Willow Creek and the existing Star Point mines in Utah. A $14 million pre-tax gain was recorded in the third quarter of 1997. Additionally, Coal recorded a favorable settlement of a royalty issue of $5 million pre-tax and a $19 million pre-tax charge for the anticipated closure of the Maple Meadow mine in the fourth quarter of 1997, which also affected the third quarter 1997 results.

                                                Three Months          Nine Months
                                             Ended September 30,  Ended September 30,
                                             -------------------  -------------------
SELECTED OPERATING DATA                        1997       1996      1997       1996
                                             --------   --------  --------   --------
Sales Volume - Millions of Tons
-------------------------------
  Eastern Mines                                   7.9        7.0      21.6       21.2
  Western Mines - Powder River Basin             10.5        9.2      31.0       26.4
  Western Mines - Other                           3.3        3.6       9.3        8.9
  Springvale                                       .4         .2       1.2         .6
                                             --------   --------  --------   --------
     Total Sales                                 22.1       20.0      63.1       57.1
                                             --------   --------  --------   --------
  Oakbridge Equity Share                          1.5        1.6       4.3        4.8

Average Realization - $/Ton                    $14.82     $15.57    $14.49     $15.83
Domestic Average Contract Price - $/Ton        $13.94     $14.98    $13.74     $15.21
Domestic Average Spot Price - $/Ton            $17.42     $16.96    $17.08     $17.59
Australian Average Contract Price - $/Ton      $23.25     $30.51    $25.20     $30.23
Australian Average Spot Price - $/Ton          $18.92     $23.35    $21.29     $23.49
Average Cost of Sales - $/Ton                  $13.76     $14.79    $14.82     $14.97
Average Cash Cost - $/Ton                      $11.70     $11.99    $11.66     $12.53
Average Unit Costs - $/Ton                     $13.76     $14.56    $13.57     $14.62

Clean Production - Millions of Tons
-----------------------------------
  Pennsylvania                                    2.7        1.5       8.4        5.9
  Kentucky                                        1.7        1.4       4.8        3.8
  West Virginia                                   2.1        2.3       6.0        6.1
  Midwest                                          .8        1.5       3.1        5.2
  Wyoming - Powder River                         10.5        9.1      31.0       26.3
  Colorado                                        2.5        3.2       8.1        6.2
  Utah                                             .6         .7       1.5        2.2
  Springvale                                       .5         .3       1.0         .6
                                             --------   --------  --------   --------
          Total Production                       21.4       20.0      63.9       56.3
                                             ========   ========  ========   ========
  Oakbridge Equity Share                          1.6        1.6       3.9        4.4

The 1997 third quarter average realization was $14.82 per ton and the average cost of sales was $13.76 per ton, yielding a profit margin of $1.06 per ton and cash margins of $3.12 per ton in the quarter. This compares with an average realization of $15.57 per ton and an average cost of sales of $14.79 per ton for the third quarter of 1996, which resulted in a profit margin of 78 cents per ton and cash margins of $3.58 per ton. Average cost of sales decreased $1.03 per ton primarily due to improved performance in Pennsylvania partially offset by higher costs at Twentymile resulting from mining through a mid-panel fault.

Coal production of 23 million tons in the third quarter was 1 million tons higher than in 1996, and sales of 24 million tons were 2 million tons higher than the third quarter of 1996. During the third quarter of 1997, Coal's productivity measured as raw tons per manhour improved 16 percent over the comparable 1996 quarter.

Cyprus Amax's equity share in Oakbridge's earnings, which is reported in Equity Investments and Other, was a loss of $3 million for the third quarter of 1997 compared with earnings of $3 million in the comparable 1996 period mainly due to lower coal realizations.

For the first nine months of 1997, Coal earned $84 million compared with $66 million in the first nine months of 1996. In addition to the above mentioned factors, during the first quarter of 1997, Cyprus Amax recorded a net pre-tax gain of $27 million for the restructuring and assignment of coal contracts at Delta and Wabash less the associated reduction in asset basis and provision for employee separation and mine closure costs, and provision of $10 million for closure or disposal of the Star Point mine.

OTHER MINERALS
                                          Three Months             Nine Months
                                       Ended September 30,     Ended September 30,
                                       ---------------------   ---------------------
SELECTED RESULTS (In millions)           1997         1996       1997         1996
                                       --------     --------   --------     --------
  Segment Operating Income (Loss)      $     (2)    $     (3)  $     12     $      4
                                       ========     ========   ========     ========
  Lithium                              $      6     $      8   $     17     $     24
  Amax Gold                                   2            -          5           (3)
  Businesses Sold/Non-Operating               -           (1)        16           (5)
  Exploration Expense                       (10)         (10)       (26)         (12)
                                       --------     --------   --------     --------
  Total                                $     (2)    $     (3)  $     12     $      4


SELECTED OPERATING DATA

  Lithium
     Sales Volumes - Millions of Lbs.
      Carbonate Equiv.                     10.8         11.4       34.5         33.9
  Gold (100 percent basis)
     Sales Volumes - Thousands of Ounces    224           57        519          181
     Realized Gold Price - $/Ounce          355          412        368          412

Other Minerals, which includes Lithium, Amax Gold, Exploration, and Businesses Sold/Non-Operating, had a combined loss of $2 million compared to a $3 million loss for the third quarter of 1996. Lithium earned $6 million, which was $2 million lower than the 1996 third quarter, due primarily to lower carbonate prices. Amax Gold earned $2 million for the quarter compared with break-even earnings for the third quarter of 1996. The improvement results from cash costs dropping $56 per ounce, or 23 percent, to $190 per ounce reflecting the benefits of new lower cost production, in particular at Fort Knox and Kubaka. Production tripled to a record 218,000 ounces from the new production at Fort Knox, Kubaka and Refugio mines, partially offset by $57 per ounce lower realizations. Exploration expense of $10 million was comparable to the 1996 quarter.

The year-to-date earnings for Other Minerals was $12 million compared with earnings of $4 million in the first nine months of 1996 primarily due to the $19 million gain from the sale of Kubaka and $8 million of improved performance at Amax Gold due to higher sales volumes and lower costs. Partially offsetting were $14 million higher net exploration expenses due to the absence of the sales of Cerro Quema and certain other small properties, which occurred in 1996, and $7 million lower lithium earnings due to lower carbonate prices.

CORPORATE expenses for the third quarter of 1997 were $16 million or $1 million higher than in 1996. For the first nine months of 1997 Corporate expenses were $52 million, or $11 million higher than the same period in 1996 primarily due to a pre-tax cost of $7 million for the purchase of approximately 70 percent of the Company's $300 million 9 7/8% notes.

INTEREST, EQUITY INVESTMENTS AND OTHER expense was $45 million for the 1997 third quarter compared with expense of $18 million for 1996. Net interest expense of $43 million for the third quarter of 1997 was $23 million higher than the 1996 period due to less interest being capitalized on development projects that were completed in 1997. Year-to-date net interest expense of $118 million in 1997 was $64 million higher than in 1996 primarily due to less capitalized interest.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1997, the Company's long-term debt as a percentage of total capitalization is 48.6 percent, a ratio of current assets to current liabilities of 1.4 to 1.0, and a cash balance of $247 million at September 30. At December 31, 1996, the comparable ratios were 52 percent and 1.4 to 1.0, respectively. The Company's cash balance increased from $193 million at year-end to $247 million at September 30, primarily due to cash provided by operating activities of $382 million and proceeds from sale of assets of $146 million reflecting the settlement of coal contracts, partially reduced by capital expenditures of $278 million, net debt payments of $132 million and dividend payments of $69 million.

For the first nine months of 1997, capital expenditures, excluding capitalized interest, were $278 million. Copper capital expenditures of $114 million included $17 million for the El Abra project, $8 million at Sierrita for the new crusher and conveyor system, $11 million at Henderson for initial expenditures to replace ore trains with conveyors, and the remainder primarily for sustaining and replacement capital. Coal capital expenditures of $91 million included $53 million for the development of the Willow Creek mine in Utah and the remainder was primarily for sustaining and replacement capital. Other Minerals capital expenditures included Amax Gold's expenditures of $25 million primarily for the Fort Knox and Kubaka projects and $26 million for the development of the Kubaka mine prior to the sale to Amax Gold. Total capital spending for 1997 is projected to be less than $400 million, with approximately 39 percent, 39 percent, and 12 percent spent on copper, coal, and gold projects, respectively.

For the full year 1997 Cyprus Amax expects to spend approximately $130 million for reclamation, remediation, and environmental compliance, and shutdown costs.

During 1997, Cyprus Amax expects to be able to provide sufficient funds for general corporate purposes, capital expenditures, and further reductions of debt.

Cyprus Amax paid regular quarterly dividends of 20 cents per common share and $1.00 per preferred share during the quarter. At September 30, 1997, 93,479,033 shares of the Company's Common Stock were outstanding.

Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share, was issued in February 1997. SFAS No. 128 replaces the presentation of primary EPS with a presentation of basic EPS. It requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. For the three and nine months ended September 30, 1997, basic earnings per share would be the same as primary earnings per share presented.

CAUTIONARY "SAFE HARBOR" STATEMENT UNDER THE UNITED STATES PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

With the exception of historical matters, the matters discussed in this report are forward looking statements that involve risks and uncertainties that could cause actual results to differ materially from projected results.

Such forward looking statements include statements regarding projections of mineral production, cash operating costs and certain significant expenses, percentage increases and decreases in production from the Company's operations, schedules for completion of feasibility studies and initial feasibility studies, potential increases in reserves and production, the timing and scope of future drilling and other exploration activities, expectations regarding receipt of permits and commencement of mining or production, anticipated recovery rates and potential acquisitions or increases in property interests. Factors that could cause actual results to differ materially include changes in relevant mineral prices, mineral supply contract renegotiations, the presence or absence of price protection programs, unanticipated ore grade, geological, hydrological, metallurgical, processing, access, transportation activities, results of pending and future feasibility studies, changes in project parameters as plans continue to be refined, political, economic and operational risks of foreign and domestic operations, joint venture relationships, availability of materials and equipment, the timing and receipt of governmental permits, changes in laws or regulations or their interpretation and application, force majeure events, the failure of plant, equipment or processes to operate in accordance with specifications or expectations, accidents, adverse weather, labor relations, delays in start-up dates, environmental costs and risks, the outcome of acquisition negotiations and general domestic and international economic and political conditions, as well as other factors described herein or in the Company's filings with the U.S. Securities and Exchange Commission. Many of these factors are beyond the Company's ability to predict or control. Readers are cautioned not to put undue reliance on forward looking statements.

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

ITEM 5.  OTHER INFORMATION
--------------------------

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

(a) The following Exhibits are being filed as part of this Quarterly Report on Form 10-Q:

     Exhibit
     Number                         Document
    ---------  ----------------------------------------------------
      (11)     Statement re computation of per share earnings.

      (15)     Letter re unaudited interim financial information.

      (27)     Financial data schedule.

(b) No Current Report on Form 8-K was filed during the quarter ended September 30, 1997.

                                   SIGNATURE
                                   ---------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 CYPRUS AMAX MINERALS COMPANY
                                 ----------------------------
                                          Registrant



Date:   November 13, 1997          /s/         John Taraba
        -----------------          ------------------------------------
                                           Vice President and
                                               Controller