Form 10-K405
period 1997-12-31
CYPRUS AMAX MINERALS CO
filed 1998-03-30
CIK 769589

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549



                                   FORM 10-K
[Mark One]
   [X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1997
                                     OR
   [_]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period from            to
                                           ----------    ----------

                         Commission File Number 1-10040

                               =================

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

                          --------------------------

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
                                               ------     ------

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   Aggregate market value of voting stock held by non-affiliates, based on a closing price of $16 7/8 as of March 24, 1998, was approximately $1,563,500,000.

   Number of shares of common stock outstanding as of March 24, 1998, was 93,606,833.

                      DOCUMENTS INCORPORATED BY REFERENCE

           1997 Annual Report to Shareholders (Parts I, II, and IV).
 Proxy Statement for the 1998 Annual Meeting to be filed within 120 days after the fiscal year (Part III).

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

Items 1 and 2.  Business and Properties

   Cyprus Amax Minerals Company (Cyprus Amax or the Company) is a diversified mining company engaged, directly or through its subsidiaries and affiliates, in the exploration for and extraction, processing, and marketing of mineral resources. Cyprus Amax operates in three principal industry segments:
Copper/Molybdenum; Coal; and Other (which includes Lithium, Amax Gold, Businesses Sold/Non-Operating, and Exploration). Cyprus Amax is a leading copper and coal producer, and the world's largest producer of molybdenum and lithium, with a significant position in gold via its 58.8 percent interest in Amax Gold Inc. (Amax Gold or AGI). Cyprus Amax was incorporated in Delaware in 1969 and operates primarily in the United States. As of December 31, 1997, Cyprus Amax employed approximately 10,500 employees. Its principal office is located at 9100 East Mineral Circle, Englewood, Colorado 80112.

   In December 1997, Cyprus Amax announced its intention to sell its lithium subsidiary and as of late March 1998 due diligence is progressing with several potential purchasers. In early February, 1998, Amax Gold announced that it has entered into a merger agreement with Kinross Gold Corporation and a wholly-owned subsidiary of Kinross Gold Corporation whereby, subject to the terms and conditions thereof, each share of Amax Gold Common Stock will be converted into
0.8004 of a share of Kinross Common Stock. The merger is expected to close before the end of June 1998, and Cyprus Amax will own approximately 31 percent of the then outstanding common stock of the new Kinross. In late February 1998, Cyprus Amax signed a letter of intent to sell selected Appalachian and Midwestern coal properties to AEI Holding Company, Inc. This sale is expected to be completed during the second quarter of 1998. There can be no assurance that any of these transactions will be completed.

   A description of Cyprus Amax's major properties and operations is set forth below. Except as otherwise stated, data are expressed in short tons of 2,000 pounds and troy ounces of 31.103 grams. Except as otherwise stated, the term "reserves" when used herein refers to proved and probable reserves for copper, molybdenum, coal, and gold, and proved reserves for lithium. Reserve estimates were prepared by Cyprus Amax's engineers. Information regarding Cyprus Amax's mineral reserves and selected operating statistics are incorporated by reference from page 51 of the 1997 Annual Report to Shareholders (1997 Annual Report). In addition, data related to Cyprus Amax's industry segments and foreign and domestic operations and export sales are incorporated by reference from "Management's Discussion and Analysis of Results of Operations and Financial Condition" (Management's Discussion), pages 20 through 28 in the 1997 Annual Report, and from Note 18 to the Consolidated Financial Statements on page 49 in the 1997 Annual Report. Except as otherwise stated, Cyprus Amax has physical access to its properties and conventional sources of power adequate to carry on its business as currently conducted.

   The terms Cyprus Amax or the Company when used herein may refer collectively to the parent Cyprus Amax Minerals Company and its subsidiaries and affiliates, or to one or more of them, depending upon the context.

                           COPPER/MOLYBDENUM SEGMENT

    Cyprus Amax explores for, mines, processes, and markets copper and molybdenum primarily in North, Central and South America. Production information at Cyprus Amax's principal mine operations in the Copper/Molybdenum segment is summarized in the following tables for the years 1997 and 1996. The 1997 year-end ore reserve information is as follows:

Ore Reserves                                                     December 31, 1997
------------                    ---------------------------------------------------------------------------------
                                   Proven and
                                    Probable
                                Ore Reserves/(1)/        Average Grade                   Saleable Product
                                -----------------   --------------------------      -----------------------------
                                   (Millions       Copper           Molybdenum      Copper             Molybdenum
                                    of Tons)       ------           ----------      ------             ----------
      Operation                                      (%)                (%)              (Millions of Lbs.)
      ---------
Bagdad                                977            .38               .021          6,041                  282
Sierrita/Twin Buttes                  837            .27               .029          3,697                  344
Miami                                 207            .41                  -          1,048                    -
El Abra/(2)/                          519            .48                  -          3,841                    -
Cerro Verde/(3)/                      715            .64               .021          7,153                  116
Henderson                             198              -               .213              -                  740
Climax                                145              -               .232              -                  593
                                    -----                                           ------                -----
                                    3,598                                           21,780                2,075
                                    =====                                           ======                =====

------------
/(1)/ Mine extraction losses and dilution have been taken into account in the calculation of mineable ore reserves shown.
/(2)/ Represents Cyprus Amax's 51 percent interest in El Abra's ore reserves. /(3)/ Represents 100 percent of Cerro Verde's ore reserves.


Mine Statistics                              1997                                     1996
---------------             --------------------------------------     -----------------------------------
                             Material        Ore        Stripping       Material      Ore       Stripping
                            Mined/(1)/      Mined       Ratio/(2)/     Mined/(1)/    Mined      Ratio/(2)/
                            ----------      -----       ----------     ----------    -----      ----------
                                       (Millions of Tons)                      (Millions of Tons)
     Operation
     ---------
Bagdad                          77            31           1.47            71          30          1.26
Sierrita/Twin Buttes            97            41            .99            99          40          1.22
Miami                          102            32           2.23           104          30          2.50
Tohono                           4             3            .28            19          10           .95
Cerro Verde                     39            10           3.04            26           8          2.51
El Abra                         31            31              -             3           3             -
Henderson                        8             8              -             7           7             -
                               ---           ---                          ---         ---
     Total                     358           156                          329         128
                               ===           ===                          ===         ===

------------
/(1)/ Includes ore and waste mined on a wet short ton basis.
/(2)/ Represents the ratio of waste to ore mined.


Ore Processed Statistics
------------------------
                                                1997                                      1996
                               --------------------------------------  ------------------------------------------
                                                        Ore Grade                                 Ore Grade
                                                   ------------------                      ----------------------
                                 Ore Processed     Copper  Molybdenum    Ore Processed       Copper    Molybdenum
                               ------------------  ------  ----------  ------------------  ----------  ----------
                               (Millions of Tons)           (Percent)  (Millions of Tons)               (Percent)
      Operation
      ---------
Bagdad - Mill                         31             .43      .018            31               .39         .016
       - Leach                         1             .27         -             4               .23            -
Sierrita/Twin Buttes - Mill           41             .29      .032            40               .29         .033
                     - Leach          16             .22         -            12               .17            -
Miami - Leach                         32             .46         -            30               .52            -
Tohono - Leach                         3             .56         -            10               .54            -
Cerro Verde - Leach                   10             .81         -             8               .93            -
El Abra                               31             .93         -             3               .95            -
Henderson - Mill                       8               -      .262             7                 -         .302
                                     ---                                     ---
   Total                             173                                     145
                                     ===                                     ===


Production                                               1997                                    1996
----------                                  -----------------------------           -------------------------------
                                            Copper             Molybdenum           Copper               Molybdenum
                                            ------             ----------           ------               ----------
                                                (Millions of Pounds)                    (Millions of Pounds)
      Operation
      ---------
Bagdad                                       246                    6                222                      6
Sierrita/Twin Buttes                         246                   20                231                     19
Miami                                        156                    -                144                      -
Tohono                                        27                    -                 39                      -
Cerro Verde                                  122                    -                105                      -
El Abra/(1)/                                 218                    -                 21                      -
Henderson                                      -                   37                  -                     31
Mineral Park                                   3                    -                  6                      -
                                           -----                  ---                ---                    ---
  Total                                    1,018                   63                768                     56
                                           =====                  ===                ===                    ===

------------
/(1)/ Represents Cyprus Amax's 51 percent share of production.

Cyprus Climax Metals Copper/Molybdenum Operations

In 1997 Cyprus Amax produced 1,018 million pounds of copper, a new record, and 63 million pounds of molybdenum from its copper and molybdenum operations. During the fourth quarter of 1997, the Company achieved its full production capability at the El Abra mine in Chile and established new annual production records at the Cerro Verde leach operation in Peru and at the Bagdad and Miami copper operations in Arizona.

Bagdad

   At the Bagdad mine in northwestern Arizona, Cyprus Amax mines primarily copper sulfide ore and produces copper concentrates with significant molybdenum and minor silver by-products. The operation consists of an open pit mine, an approximately 85,000 ton per day sulfide ore concentrator producing copper and molybdenum concentrates, and an oxide leaching system with a solvent extraction-electrowinning (SX-EW) plant producing copper cathode. In 1997 Bagdad produced 26 million pounds, or 11 percent of its total copper production, as electrowon copper cathode, and sulfide copper production was 12 percent greater than in 1996. In 1997 the Bagdad concentrator milled approximately 31 million tons of ore, the same as 1996, while higher feed grade and improved recoveries resulted in a new production record. Cyprus Amax owns the mine property under patented mining claims and owns the tailings areas under Arizona state patents.

Sierrita

   Cyprus Amax operates its Sierrita properties in south central Arizona as one consolidated operation. Cyprus Amax owns the Sierrita copper and molybdenum mine, which consists of an open pit mine, a 115,000 ton per day sulfide ore concentrator, a molybdenum recovery plant, and two molybdenum roasters. Sierrita's facilities are located on patented and unpatented mining claims and fee land owned by Cyprus Amax. Copper ore mined at Sierrita is processed into copper and molybdenum concentrates. Sierrita also uses an oxide and low grade sulfide ore dump leaching system with an SX-EW plant to produce copper cathode. Sierrita electrowon copper cathode production in 1997 totaled 39 million pounds, or 16 percent of its total copper production. In 1997 approximately 41 percent of Cyprus Amax's molybdenum concentrate production was processed through Sierrita's on-site roasters. The resulting molybdenum oxide and related products are either packaged for shipment to customers worldwide or transported to other Cyprus Amax facilities for further processing.

Miami

   The Miami operations consist of an open pit mine producing acid soluble copper ore for heap leaching operations, an SX-EW plant producing copper cathode, a smelter, an electrolytic refinery, and a rod plant. The facilities are located near Miami, Arizona, on a combination of fee property owned by Cyprus Amax, patented and unpatented mining and mill site claims, and private and state leases. Miami's 1997 production of 156 million pounds of copper cathode from the leaching and SX-EW operations was 8 percent greater than 1996 production and was an annual record. The smelter processed 604,000 tons of copper concentrate in 1997, 5 percent less than in 1996. The electrorefinery produced 334 million pounds of copper cathode, 3 percent less than in 1996 due to lower anode production from the smelter. The Miami rod plant operated above rated capacity during 1997, producing 294 million pounds of copper rod, or 7 percent higher than 1996, and setting a new production record.

Cerro Verde

   In March 1994, Cyprus Amax acquired approximately 91.5 percent of the common stock of Sociedad Minera Cerro Verde S.A. (Cerro Verde) at a cost of approximately $31 million. The Peruvian government previously owned and operated the mine. In 1996 Compania de Minas Buenaventura S.A., a long-established Peruvian mining concern, exercised its option to acquire 10 percent of Cyprus Amax's interest in Cerro Verde, which decreased Cyprus Amax's interest to approximately 82 percent. Cerro Verde owns the underlying mining concessions, which contain nearly 715 million tons of reserves as well as over 15,000 acres of mining concessions. The operation, located approximately 30 kilometers southwest of Arequipa, Peru, consists of two open pits, the Cerro Verde and the Santa Rosa, a heap leach operation, and an SX-EW plant. The project to expand and upgrade facilities was substantially completed in 1996. The mine currently has design capacity to produce approximately 115 million pounds of electrowon copper cathode. A new copper oxide deposit called Cerro Negro was discovered in 1995 about 5 kilometers west of the Cerro Verde open pit, but on the concession. Definition drilling and engineering studies were completed during 1997, and development of the deposit at a cost of approximately $100 million was approved near year end. Development has been temporarily suspended pending improvement in copper prices. In 1997 Cerro Verde produced approximately 122 million pounds of copper cathode, 6 percent over current design capacity. In 1997 approximately 10 million tons of ore were processed through primary, secondary, and tertiary crushers and placed on leach pads after agglomeration. Studies for development of the sulfide mill at Cerro Verde are continuing. Studies to date indicate development of a mill operation is viable following the current leach project. Cyprus Climax is exploring options to justify accelerated development of the sulfide deposit.

El Abra

   In June 1994, Cyprus Amax acquired 51 percent of El Abra from Corporacion Nacional del Cobre de Chile (Codelco) at a cost of $330 million. The remaining 49 percent was retained by Codelco, a state-owned enterprise. El Abra holds mining concessions over more than 33,000 acres of land in the copper-rich Second
Region of northern Chile.   Cyprus Amax's share of identified leach reserves is
about 519 million tons. The feasibility study for the El Abra oxide project was completed, and construction started in February 1995. Construction of the project proceeded ahead of schedule, and commercial operations began in December 1996 with Cyprus Amax's share of production being 21 million pounds. By the end of the third quarter of 1997, Cyprus Amax's share of annualized production was about 250 million pounds of cathode copper. Based on drilling to date, the project is expected to have a remaining life of 18 years. Drilling since commencement of operations has added almost 20 percent more reserves to this operation, which will increase annual production and/or extend mine life. El Abra also contains sulfide ore, with currently identified geologic resources of about 500 million tons, creating further opportunity for expansion. In addition, there is good exploration potential for additional deposits on the mining concessions. In October 1997, El Abra met all the requirements of its loan completion agreement under the $1 billion project refinancing, releasing Cyprus Amax from all but $200 million of its loan guarantees.

Henderson

     Cyprus Amax owns the underground Henderson mine near Empire, Colorado. The operation consists of an underground block caving mine where molybdenite ore is mined and transported to a conventional sulfide mill. The concentrator is capable of operating at a rate of 32,000 tons of ore per day, producing molybdenum disulfide concentrates containing up to 58 percent molybdenum. Both the mine and mill are located on fee land owned by Cyprus Amax. Most of the concentrates are shipped to the Company's Fort Madison roasting and chemicals processing facility in Iowa where a number of different products are made for final sale to customers. A portion of Henderson's production is sold to customers as molybdenum disulfide. In 1997 Henderson produced 37 million pounds of molybdenum from 8 million tons of ore. Henderson is currently constructing the Henderson 2000 project, which will replace the existing 20-year-old underground and surface rail transportation system with a modern conveyor. The project will also develop a new lower level of the mine utilizing a more efficient high lift cave mining method.

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

Other Operations

   Cyprus Amax's other copper operations include the Tohono operation in south central Arizona, which consists of a test open pit, heap leach pads, and a SX-EW plant producing copper cathode. The facility is located on reservation lands leased from the Tohono O'Odham Nation. In December 1996, Cyprus Amax decided to temporarily suspend operations at Tohono while it investigates various alternatives for large scale copper production through open pit mining and heap leaching technology. Mining of ore ceased in July 1997, but production of copper will continue from existing leach tailings, exposed ore, and existing leach pads. In 1997 Tohono produced about 27 million pounds of copper. In September 1997, Cyprus Amax sold the Mineral Park mine to Equatorial Mining, N.L., an Australian firm. Production from the mine for the time period owned was 3 million pounds in 1997. Cyprus Amax also owns a molybdenum resource near Tonopah, Nevada. The resource is located on fee land owned by Cyprus Amax and on unpatented federal mining claims and mill sites. Cyprus Amax also sold the copper ore body at Tonopah to Equatorial Mining, N.L. in September 1997. Cyprus Amax owns and operates a rod plant located in Chicago, Illinois. This facility is located on fee land owned by Cyprus Amax and in 1997 produced 373 million pounds of high quality continuous cast copper rod.

   Cyprus Amax leases office space in Tempe, Arizona, for copper and molybdenum administration and sales and leases space for small sales offices in Pittsburgh, Pennsylvania; Dusseldorf, Germany; London, England; and Tokyo, Japan.

Conversion Facilities

     Cyprus Amax processes molybdenum concentrates at its conversion plants in the United States and Europe into such products as technical grade molybdic oxide, ferro molybdenum, pure molybdic oxide, ammonium molybdates, and molysulfide powder. The Company operates molybdenum roasters at the Sierrita, Arizona; Fort Madison, Iowa; and Rotterdam, The Netherlands plants. The molybdenum roasting facilities at Sierrita and Fort Madison currently are operating at levels sufficient to support customer requirements. The Rotterdam conversion plant is located in Rotterdam, The Netherlands. The facility consists of one molybdenum roaster, a sulfuric acid plant, a metallurgical packaging facility, and a chemical conversion plant for the production of high purity molybdenum chemicals. The plant is operated as a tolling facility.

   The Fort Madison Conversion Plant is located in Fort Madison, Iowa. The facilities consist of two molybdenum roasters, a sulfuric acid plant, a metallurgical (technical oxide) packaging facility, and a chemical conversion plant, which includes a wet chemicals plant and sublimation equipment. In the chemical plant, technical grade oxide is further refined into various high purity molybdenum chemicals for a wide range of uses by chemical and catalyst manufacturers. Fort Madison produces ammonium dimolybdate, pure molybdic oxide, ammonium heptamolybdate, ammonium octamolybdate, sodium molybdate, sublimed pure oxide, and molybdenum disulfide. The Company produces ferro molybdenum and molybdenum disulfide at its conversion plant located in Stowmarket, United Kingdom, for both European and worldwide customers. The plant is operated as both an internal and external customer tolling facility.

Equity Interests

   Metals Recovery.  Cyprus Amax has a 50% partnership interest with an
   ---------------
affiliate of Shell Oil Company in a spent catalyst recycling operation located in Braithwaite, Louisiana. Recoverable products include vanadium, molybdenum, alumina trihydrate, and nickel-cobalt.

Copper Processing

   In 1997, Cyprus Amax processed 604,000 tons of Cyprus Amax domestic copper concentrates at its own facilities, or 84 percent of its 1997 copper concentrate production. The balance of Cyprus Amax's 1997 copper concentrate production was treated under arrangements with third parties or sold as copper concentrates.

Copper/Molybdenum Marketing Arrangements

   Cyprus Amax has the capacity to produce about 700 million pounds per year of continuous cast copper rod at its Miami, Arizona, and Chicago, Illinois, mills. This capability gives Cyprus Amax a value-added copper product and access to a broader customer base. Approximately 30 percent of Cyprus Amax's total copper sales were for non-United States markets. Substantially all of Cyprus Amax's copper metal production is committed under sales agreements with metals fabricators at prices that fluctuate with commodity exchange quotations. Cyprus Amax has entered into copper price protection contracts for 1998 to ensure a minimum average realization on an LME basis at December 31, 1997, of 90 cents per pound on 336 million pounds of copper for 1998. In the fourth quarter of 1997, Cyprus Amax sold 34 million pounds of 1998 copper price protection contracts generating $5 million of proceeds, which will increase copper realizations and income during the periods in 1998 to which the original contracts were applicable. As of March 24, 1998, Cyprus Amax sold an additional

12 million pounds of 1998 price protection contracts generating $2 million of proceeds. Additionally, a price protection program for El Abra ensures a minimum average net realization of 85 cents per pound (LME basis) in 1998 on approximately 96 million pounds (Cyprus Amax's 51 percent share).

   Of Cyprus Amax's 1 billion pounds of produced copper sales in 1997, 124 million pounds were sold as concentrate, 378 million pounds as cathode, and 528 million pounds as rod. Comparable figures for 1996 were 744 million pounds of produced copper sold, of which 74 million pounds were sold as concentrate, 200 million pounds as cathode, and 470 million pounds as rod.

   Molybdenum oxide is used primarily in the steel industry for corrosion resistance, strengthening, and heat resistance. Molybdenum chemicals are used in a number of diverse applications including: as catalysts for petroleum refining; as a feedstock for pure molybdenum metal used in electronics; and in lubricants. As is customary, a substantial portion of Cyprus Amax's expected 1998 molybdenum production is committed for sale throughout the world pursuant to annual and spot sale agreements.

                                 COAL SEGMENT

   Through its subsidiaries, Cyprus Amax mines, cleans, markets, and sells coal to electric utilities and industrial users. The following table shows capacity, quality characteristics, and reserves for Cyprus Amax's domestic coal operations for 1997. Eighty-six percent of year-end 1997 developed domestic coal reserves mined with existing facilities meet the 2.5 pounds sulfur dioxide standard in 1997. Seventy-nine percent of these reserves satisfy the 1.2 pounds standard effective in 2000.

                                                                                   Year-End 1997 Reserves
                                                                                     (Millions of Tons)
                                                                             ----------------------------------
                               Annual                                         Mineable                  Total
     Coal                     Capacity    Average      Average      Average     with       Require      Proved
   Operating                  (Millions     Btu       Contained    Recovery   Existing       New     and Probable
     Unit           Type      of Tons)    per Pound    Sulfur %       %      Facilities   Facilities   Reserves
---------------  -----------  --------  -------------  ---------  ---------  ----------  ------------  --------

Pennsylvania     underground    10-11   13,000-13,200   1.2-3.0      70-90          166           326       492

West Virginia    surface and        8   11,700-14,000   0.6-1.8     60-100           28             -        28
                 underground

Kentucky         surface and      6-7   11,300-13,000   0.8-1.7     65-100           67             -        67
                 underground

Midwest          surface and      6-7   11,000-11,500   0.6-4.0     65-100           65           371       436
                 underground

Wyoming          surface           42     8,270-8,515   0.3-0.4        100          981             -       981

Colorado         underground       11   10,600-11,250   0.4-0.6        100          101             -       101

Utah             underground        4   11,400-12,000   0.5-0.6     90-100           87             -        87
                                                                                 ------        ------    ------
                                                                                  1,495           697     2,192
                                                                                 ======        ======    ======

   Cyprus Amax's 50 percent interest in the Springvale mine in Australia represents annual capacity of 2 million tons with a reserve base of 40 million tons. Cyprus Amax's equity share of Oakbridge Limited reserves at December 31, 1997, were 133 million tons.

   In 1997 Cyprus Amax produced and sold 83 million tons of coal. In addition, Cyprus Amax's share (41 percent) of Oakbridge Limited represented 5 million tons of production and 6 million tons of shipments. Production from Cyprus Amax's coal operations is shown in the table below:

                                                       Production
                       Coal                           ------------
                   Operating Unit                      1997   1996
                   --------------                      ----   ----
                                                    (Millions of Tons)
                   Pennsylvania                          11      9
                   West Virginia                          7      8
                   Kentucky                               7      5
                   Midwest                                4      6
                   Wyoming                               41     36
                   Colorado                              10      8
                   Utah                                   2      3
                                                         --     --
                    Total Domestic                       82     75
                                                         --     --

                   Springvale                             1      1

                   Oakbridge (Equity share)               5      6
                                                         --     --
                    Total Australian                      6      7
                                                         --     --

                   Total                                 88     82
                                                         ==     ==


Additionally, the average sales prices for 1997 and 1996 are shown in the table below:

                                                    Average Sales Price
                                                ---------------------------
                                                  Contract        Spot
                                                ------------- -------------
                                                 1997   1996   1997   1996
                                                ------ ------ ------ ------
                                                   ($/Ton)       ($/Ton)
Total Domestic                                  13.71  15.66  17.59  14.95
Total Australian                                24.28  29.23  20.36  24.85

Coal Operations

     On February 24, 1998, Cyprus Amax signed a letter of intent to sell selected Appalachian and Midwestern coal properties to AEI Holding Company, Inc. It is expected to be completed during the second quarter of 1998 although no assurance can be given with respect thereto. This potential sale includes the West Virginia, Kentucky, and the majority of the Midwest operations.

Pennsylvania

   The Emerald and Cumberland mines are contiguous underground operations located in the southwestern part of Pennsylvania. Both mines are in the Pittsburgh coal seam and are mined utilizing the longwall mining method and the reserves are owned by Cyprus Amax affiliates. Coal is processed through preparation plants and is transported by rail and river barge to utilities in the Northeast and Midwest. The hourly workforce at both mines is represented by the United Mine Workers of America (UMWA) and the current contract expires in August 1998. Several pieces of major mining equipment, including the Cumberland longwall, are leased. The remainder of the mining equipment is owned. Cyprus Amax also controls significant undeveloped contiguous reserves in the Pittsburgh, Freeport and Sewickley seams.

West Virginia

   The Kanawha River operations, located approximately 25 miles east of Charleston, West Virginia, consist of the Stockton and Cannelton 150 underground mines and the Dunn and Armstrong Creek surface mines. The underground mines utilize continuous miners; the surface mines employ trucks, electric shovels, hydraulic excavators, endloaders, and a dragline at one of the properties. Both raw and processed coal of various qualities are marketed to electric utilities and industrial customers; transportation is primarily by barge. The Maple Meadow underground mine in Raleigh County, West Virginia, was closed in November 1997 due to depletion of economic reserves. The Maple Meadow preparation plant is processing coal for an independent producer. The West Virginia operations also include a small preparation plant in McDowell County. The hourly workforce at all operations is represented by the UMWA and the current contract expires in August 1998. Mining is conducted on owned property and under private leases. Mining equipment is both owned and leased.

Kentucky

   Mountain Coals operates the Star Fire surface mine located in eastern Kentucky. Star Fire is a mountaintop removal and contour stripping operation using an Addcar highwall miner, dragline, shovel, and trucks to extract five seams of coal. Mining operations are conducted on fee coal properties and private coal leases with both owned and leased equipment. A preparation plant is used to wash a portion of the production. The hourly workforce is represented by the UMWA. Cyprus Cumberland owns two underground mines and preparation plants (Pine Mountain and Straight Creek) and a surface mine (Straight Creek). All three mines are operated by independent contract miners. Transportation from the Kentucky operations is by rail.

Midwest

   Midwest operations consists of two surface mines in Indiana and an underground mine in southern Illinois. The Chinook mine (located in Clay and Vigo counties of west central Indiana) uncovers two seams of coal with a large dragline, and ships washed coal by rail to nearby utility and industrial customers. Almost all of its production is dedicated under a long-term contract. The Sycamore surface mine is a shovel-truck operation in Knox County, Indiana from which coal is trucked to utility and industrial accounts. The Wabash underground mine is located in Wabash County, Illinois. Continuous miners access the Illinois #5 seam, and processed coal is shipped by rail to utility customers. In February 1997, Cyprus Amax assigned the Wabash coal supply contract to another coal company for an undisclosed amount of cash plus future payments. The mine was downsized in April 1997 and continues in operation at a reduced production level. Following a June 1996 agreement to restructure its long-term coal supply agreement for a cash payment, the Delta surface mine in southern Illinois was closed and is presently undergoing reclamation. The Ayrshire mine (located in Warrick County, Indiana) is largely complete in reclaiming areas that were formerly surface mined. Hourly employees at the Indiana and Illinois mines are represented by the UMWA. Contract covering all hourly employees in Indiana and Illinois, except Sycamore, expires in August 1998. The Skyline mine is located in Sequatchie County, Tennessee. The coal is uncovered by a mid-sized dragline and is transported raw to utility and industrial customers, primarily by truck. Throughout the Midwest, surface and mineral rights are controlled through fee ownership and private leases. Mining equipment is predominantly owned, although a portion is leased.

Colorado

   Cyprus Amax affiliates operate two underground mines in the Colorado operating unit: Twentymile and Shoshone. A third mine, Empire, has been idle since December 1995. Mining is conducted on a combination of private, state, and federal coal leases. All operations use the longwall mining method. The coal is shipped on a predominantly raw basis to utility and industrial plants in the West, Midwest, and Southeast. The Twentymile and Empire mines are located in northwestern Colorado. The Shoshone mine is located in southern Wyoming.
Shoshone is projected to deplete its reserves in the second half of 1999.   The
Empire longwall equipment plus a portion of the longwall supports at Shoshone and several items of mobile mining equipment at Twentymile are leased. The remaining equipment is owned.

Wyoming

   In the Powder River Basin, Amax Coal West operates two of the nation's larger surface mines -- the Belle Ayr and Eagle Butte mines, which are located near Gillette, Wyoming. The open pit method of mining is used at both mines with shovels and large haul trucks used to remove both overburden and coal. Coal is crushed prior to shipment. Unit trains move coal to utilities in most regions of the country with the majority sold under contracts with an initial term of at least one year. Most mining equipment is owned. Surface rights are held through fee ownership while reserves are primarily controlled through federal and state leases.

Utah

   The Utah operating unit, which is incorporated as Cyprus Plateau Mining Corporation, consists of the Willow Creek and Star Point underground mines both located near Price, Utah. Star Point completed longwall mining in the third quarter of 1997 and continues to operate at a reduced production level using continuous miners. Star Point is likely to deplete its reserves by the end of 1998. Star Point owns its production equipment, including a preparation plant, but leases coal reserves, mainly from the federal government.

   Plateau Mining's construction of the Willow Creek mine commenced during the fourth quarter of 1995. Facilities construction, including refurbishment of the preparation plan, was completed in 1997. Longwall start-up is expected in the second quarter of 1998, and total capital expenditures was higher than expected due to geologic conditions that have increased the cost of underground development and reduced the saleable pre-production coal available as a credit to development costs. The planned life of the Willow Creek mine is at least 20 years. Willow Creek owns its production equipment and leases and subleases its coal reserves, mainly from the federal government.

   Production from both mines, consisting of raw, washed, and blended products, is transported by rail to utility customers, primarily in the West, and to West Coast ports for export to Pacific Rim utility markets, primarily in Japan.

Springvale

   Cyprus Amax, through its Cyprus Australia Coal subsidiary, owns 50 percent of the Springvale underground mine located near Lithgow, New South Wales, Australia. The operation uses the longwall mining method. Springvale's output is sold raw to the nearby Mount Piper generating plant of Pacific Power under a long-term coal supply contract and spot orders. The Springvale workforce is represented by the Construction, Forestry, Mining Employees Union (CFMEU).

Oakbridge

   Cyprus Amax's wholly-owned subsidiary, Cyprus Australia Coal of Sydney, Australia, owns a 48 percent interest and is the operator of Oakbridge Limited of Australia. Cyprus Amax's ownership interest increased from 41 percent to 48 percent in January 1998 through the purchase of the shareholdings of one of Oakbridge's other four owners. Oakbridge is a major independent coal producer in New South Wales with annual production of approximately 13 million tons. The number of operating mines is in the process of being rationalized from six to four due to weak coal export selling prices and problematic mining conditions at two of the mines. Over 50 percent of Oakbridge's production is from the two mines and coal preparation plant comprising the Bulga complex, which is located in the Hunter Valley. The Oakbridge mine's workforce is represented by CFMEU. Proved and probable reserves total 322 million tons, of which Cyprus Amax's equity share is 133 million tons at December 31, 1997.

   Almost all of Oakbridge's production is exported to the Pacific Rim. Sales generally are made through agents under long-term "evergreen" contracts, which provide for annual price negotiations. The sales mix is approximately 75 percent steam coal and 25 percent metallurgical product.

North Goonyella

   In December 1997, Cyprus Australia Coal was awarded a four year contract to manage the operation of the North Goonyella mine located in Queensland, Australia. North Goonyella is owned by affiliates of Sumitomo Corporation and produces a hard coking coal by longwall underground mining methods. During the term of the contract, Cyprus Australia Coal has the option to purchase an equity interest in the mine.

Coal Marketing Arrangements

   Almost all of Cyprus Amax's coal sales are steam coal to electric utilities. Approximately 90 percent of Cyprus Amax's 1997 coal sales were made under contracts with an initial duration of one year or longer (term contracts). This proportion is expected to approximate 94 percent in 1998. These contracts are priced using a combination of cost pass-through, base price plus cost index escalation and/or market adjustments. While such contracts generally are more advantageous than sales on the spot market, they can be subject to periodic renegotiation of price and quantity. Most contracts also are subject to partial or complete suspension by the customer or producer during certain force majeure events, such as damage to the customer's plant or work stoppages. In the event of successful enforceability challenges, price/quantity renegotiations, or the occurrence of force majeure events, and upon the expiration of term contracts in accordance with their terms, Cyprus Amax would be required to seek alternative purchasers for the coal through spot market sales or replacement contracts. Currently, the applicable spot price for much of the coal currently subject to such contracts is below the contract price.

   At December 31, 1997, Cyprus Amax had term contracts covering an aggregate of approximately 486 million tons, including 80 million tons to be delivered in 1998. About 11 percent of contracted coal is under agreements that expire before 2001; the remainder is committed under contracts that expire between 2001 and 2020. To maintain current average margins as contracts expire, Cyprus Amax will need to sign new contracts, extend existing contracts, shift volume to operations with advantageous production costs, and reduce mining costs at mines supplying above market price contracts. In 1997 revenues from five coal supply contracts accounted for approximately 25 percent of total coal revenues, with the largest individual contract contributing 7 percent of coal revenues.

     Eastern Markets.  Shipment levels at Cyprus Amax's Pennsylvania, West
     ----------------
Virginia, and Kentucky units increased during 1997 due to continued strong demand for these coals. Eastern and Midwestern utilities continue to increase purchases of coals from this region that meet the sulfur dioxide requirements of Phase I of the Clean Air Act Amendments of 1990 (see "Coal-Clean Air Act Amendments of 1990") and provide competitive delivered fuel costs. Due to their coal quality characteristics, location and cost competitiveness, Cyprus Amax's Eastern operations are well positioned to increase their sales to domestic utilities and export customers.

   Midwest Markets.  Shipments in 1997 from Cyprus Amax's Midwest unit declined
   ----------------
from 1996 levels due primarily to the closure of the Delta mine and reduced production at the Wabash mine.

   Overall coal demand from the Midwest is expected to decline over the next several years due to continuing uncertainties over the long-term suitability of the high-sulfur coals produced in Illinois and Indiana. These uncertainties result from provisions of the Clean Air Act Amendments of 1990, state regulatory requirements and other proposed legislation that would require utilities to lower emissions levels (see "Coal--Clean Air Act Amendments of 1990"). However, coal is, and is expected to continue to be, the major energy source for generating electrical power in the Midwest.

   Western Markets.  Shipments for 1997 from Cyprus Amax's Colorado and Wyoming
   ----------------
units increased from 1996, despite rail service problems arising from the Union Pacific/Southern Pacific merger, because of increased interest by utilities in these compliance quality, economically attractive coals. Shipments from Utah declined because of the transition in operations from the Star Point to Willow Creek mines. Steady future demand growth for Western low sulfur coals is predicted, with a likely acceleration just prior to the year 2000, when the Phase II sulfur dioxide requirements become effective. Western railroads have invested heavily in equipment and expanded trackage; shipping capacity has largely caught up with demand. Although the Powder River Basin has been historically affected by overcapacity, Cyprus Amax's six major long-term coal supply agreements provide a production base for the Wyoming unit. These contracts expire between 1998 and 2020 with over 50 percent of the annual tonnage committed until 2013.

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

   The compliance strategies that utilities will follow cannot be predicted with certainty due to the multiple options available, the extended compliance time frames, and the unique characteristics of each utility system. Cyprus Amax believes, however, that its overall business and financial condition will not be affected materially by the Clean Air Act Amendments because of its diverse portfolio of mines and products, shipments to plants with scrubbers in place, and strategic steps taken over the last several years in anticipation of the enactment of acid precipitation legislation. The Amendments are expected to increase the demand for and value of Cyprus Amax's low-sulfur reserves in the Powder River Basin, Colorado, Utah, and central Appalachia, since many utilities are expected to comply with the new emissions standards by switching to lower sulfur coal. With the 1996 restructuring of the contract supplied from the Delta mine and the assignment of the Wabash contract in early 1997, Cyprus Amax has significantly reduced its dependence on sales of high sulfur Illinois Basin coals. More than 50 percent of Cyprus Amax's remaining Midwest shipments are to a scrubber-equipped generating plant. Additionally, shipments from the Skyline mine meet the Phase II sulfur dioxide standard.

                             OTHER MINERALS SEGMENT

Lithium Operations

   Cyprus Amax is a major producer of lithium with production facilities in Nevada, North Carolina, Tennessee, and Chile. Lithium and lithium compounds are used in various applications such as the smelting of aluminum and the manufacture of ceramics, glass, greases, high performance batteries, synthetic rubber, plastics, and pharmaceuticals.

   Cyprus Amax owns 100 percent of a Chilean limited partnership that holds a brine deposit and owns a lithium carbonate processing facility in northern Chile. Lithium brine is recovered from the brine deposit and concentrated in solar evaporation ponds in the Salar de Atacama. The concentrated brine is then converted into lithium carbonate at the La Negra processing facility outside of Antofagasta. During 1997 Cyprus Amax constructed a lithium chloride plant, which is expected to begin production in the first half of 1998. Reserves available to Cyprus Amax are determined by a contract with the Chilean government. As of December 31, 1997, Cyprus Amax reserves amounted to 196,000 tons of elemental lithium which is equivalent to approximately 2.1 billion pounds of lithium carbonate. Production during 1997 was 27.5 million pounds of lithium carbonate, which was approximately 1.6 million pounds above name-plate capacity. In addition, Cyprus Amax produces potash from by-product salts generated at its brine operation in northern Chile. Production and sales totalled 79,000 tons in 1997. 95 percent of potash sales are made to a major Chilean chemical company under long-term contacts that expire in years 1998 through 2004.

   At the Silver Peak facility in Nevada, Cyprus Amax also produces lithium carbonate from salt brines. The solar pond system and related plant for chemical conversion of the concentrated brine into lithium carbonate are situated on approximately 17,000 acres of patented and unpatented placer mining claims. Reserves at December 31, 1997, totalled 37,500 tons of elemental lithium which is equivalent to approximately 194 million pounds of lithium carbonate. During 1997, Silver Peak operated at its long-term solar pond production capacity, producing 12.6 million pounds of lithium carbonate.

   During 1996, Cyprus Amax completed construction of a new lithium hydroxide production facility at its Silver Peak operation which started up during the second quarter of 1996. During 1997, Silver Peak produced 7.5 million pounds of lithium hydroxide. Cyprus Amax operated the Sunbright, Virginia, hydroxide plant until August 1996 at which time the facility was closed.

   Cyprus Amax operates a butyllithium production facility in New Johnsonville, Tennessee, located on 98 acres of fee land owned by Cyprus Amax. In addition to butyllithium, this plant produces other organo-metallic lithium specialty chemicals.

   Cyprus Amax also owns manufacturing facilities for various lithium chemicals and lithium metal casting located on 926 acres of fee and leased land in Kings Mountain, North Carolina. An open pit mine and lithium carbonate processing facility at Kings Mountain were shut down in 1991, and during 1994 and 1995, the lithium carbonate processing facility was dismantled. Future production from the 146,000 tons of elemental lithium reserves at Kings Mountain will depend on new or improved markets, the depletion of other reserves, and construction of new processing facilities. Lithium administration and sales, research and development, and certain lithium metal, alloy and pharmaceutical production activities are also conducted at the Kings Mountain production facilities.

Lithium Marketing Arrangements

   Cyprus Amax sells lithium carbonate, lithium hydroxide, butyllithium, lithium chloride, lithium bromide, and a variety of other lithium chemical, metal, and metal alloy products to such diverse markets as aluminum smelting, ceramics, lubricants, specialty glass, synthetic rubber, plastics, batteries, alloys, and pharmaceuticals.

The various lithium products are sold under a combination of long- and short-term contracts. Sales to one customer accounted for 16 percent of lithium revenue in 1997.

Gold Operations

   Amax Gold and its subsidiaries are engaged in the mining and processing of gold and silver ore and in the exploration for, and acquisition and development of, gold-bearing properties, principally in the Americas, Russia, Australia and Africa. Amax Gold was incorporated in Delaware in 1987 and reincorporated in 1995. During 1995 Cyprus Amax increased its ownership in Amax Gold from 42 percent to 51 percent by exercising its option to convert an $80 million loan into Amax Gold Common Stock. During 1996, Cyprus Amax increased its ownership interest to 53 percent by exercising its option to convert to stock, outstanding interest and a guarantee fee related to financing arrangements. During 1997 Cyprus Amax increased its ownership interest to 58.8 percent by selling its 50 percent ownership interest in the Kubaka gold mine in Russia to Amax Gold for common stock. On February 9, 1998, Amax Gold announced that it has entered into a merger agreement with Kinross Gold Corporation and a wholly-owned subsidiary of Kinross Gold Corporation whereby, subject to the terms and conditions thereof, each share of Amax Gold Common Stock will be converted into 0.8004 of a share of Kinross Common Stock. At the merger, Cyprus Amax will exchange $135 million of cash and indebtedness of Amax Gold at the effective time of the merger for approximately 35 million shares of Kinross Common Stock. The merger is expected to close before the end of June 1998, and Cyprus Amax will own approximately 31 percent of the then outstanding common stock of the new Kinross. This merger will result in the deconsolidation of Amax Gold.

   In May 1997, Amax Gold completed a $71 million tax-exempt industrial revenue bond financing for the solid waste disposal facility at the Fort Knox mine. During December 1997, Amax Gold completed a $40 million credit facility, which was used to refinance the existing Refugio gold loan and for working capital and debt service requirements. Cyprus Amax has guaranteed the Refugio loan and a letter of credit backing the industrial revenue bond. Amax Gold pays an interest differential to Cyprus Amax as a guaranty fee on each loan.

   In May 1997, Cyprus Amax sold its 50 percent interest in the Russian Kubaka gold mine project to Amax Gold. Amax Gold received shareholder approval for the acquisition in December 1996. Cyprus Amax received 11,789,474 shares of Amax Gold Common Stock in May 1997 at closing and 3,585,526 shares in June 1997 upon commencement of commercial production. As a result of these transactions, Cyprus Amax increased its ownership to 58.8 percent.

   In 1996 Amax Gold renegotiated its $250 million Fort Knox loan agreement. As support to the restructured facility, Cyprus Amax has guaranteed the loan until economic completion of the Fort Knox mine. The lenders waived certain restrictive covenants and reduced the interest rate. In return for the increased financial support, Cyprus Amax receives certain fees, the interest differential, and security interest in certain Amax Gold assets. Additionally during 1996, Cyprus Amax provided Amax Gold with a demand loan facility to fund additional costs at the Fort Knox project and for general corporate purposes, with such funding to be provided at the discretion of Cyprus Amax. During 1997 Amax Gold borrowed a total of $49.5 million and repaid $106.2 million on the demand loan facility. At December 31, 1997, Cyprus Amax had loaned Amax Gold $73 million, net of repayments, and the remaining amount available on the demand loan facility was $70 million.

   In April 1994, Cyprus Amax and Amax Gold entered into an agreement whereby the Company provided Amax Gold with a $100 million double-convertible line of credit (DOCLOC I). The outstanding indebtedness under the line of credit may be repaid by Amax Gold with the issuance of Amax Gold Convertible Preferred Stock. Both companies have conversion rights to convert the line of credit into Amax Gold Common Stock at a maximum price of $8.265 per share and a minimum price of $5.854 per share. As of December 31, 1997, no borrowings were outstanding under this line of credit. Certain amounts have been made available to Amax Gold as support for the Fort Knox and Refugio loans. See Note 7 to the Consolidated Financial Statements on pages 37 and 38 of the 1997 Annual Report. Amax Gold has agreed not to borrow under DOCLOC I as part of the consideration for the Fort Knox loan guaranty.

   In 1994 Cyprus Amax established a joint exploration agreement with Amax Gold to explore for gold. The agreement provides Cyprus Amax a 75 percent interest and Amax Gold a 25 percent interest in the gold prospects resulting from future exploration. Amax Gold has a right of first refusal from Cyprus Amax to purchase and develop gold deposits, and Cyprus Amax has a similar right with respect to base metals. Each party funds work in proportion to its interest, and Cyprus Amax provides staffing and management. Properties held by the parties prior to January 1, 1994, are excluded from the joint agreement.

   Amax Gold's operating properties consist of a 100 percent interest in the Fort Knox mine near Fairbanks, Alaska; a 50 percent interest in the Kubaka mine in the Magadan Oblast situated in Far East Russia; a 50 percent interest in the Refugio mine in Chile; a 90 percent interest in the Guanaco mine in Chile; and a 100 percent interest in the Hayden Hill mine in Lassen County, California. Mining at Guanaco and Hayden Hill was completed during 1997, although residual leaching will continue during 1998 at both mines. The Company also owns a 50 percent interest in the Sleeper mine in Humboldt County, Nevada, and a 100 percent interest in the Wind Mountain mine in Washoe County, Nevada, which are in reclamation. In addition, Amax Gold owns a 62.5 percent joint venture interest in the Haile Project in Lancaster County, South Carolina.

   All of Amax Gold's operating properties are open pit mines. Except for mining equipment owned by contract miners at Refugio and mobile mining equipment leased at Fort Knox, Amax Gold owns its mining and processing equipment, which is maintained in good operating condition. Ore is processed by milling or heap leaching. Milling is the traditional process for recovering gold from ore. After ore is crushed, the gold and silver are concentrated and then smelted into dore, which is shipped to refiners for further processing. The milling process is typically used for higher recovery from oxide and sulfide ores.

   Heap leaching is a lower-cost processing method principally applied to oxidized ores. The heap-leach recovery rate is generally lower than for milling. In the heap leaching process, crushed and/or run-of-mine ore is loaded onto leach pads. The ore is irrigated with a weak cyanide solution that penetrates the ore, dissolving the gold and silver. The pregnant solution is collected and pumped through activated carbon or a Merrill Crowe zinc precipitation plant to remove the metals from the solution. After the gold and silver is stripped from the carbon or processed from the zinc precipitate, it is smelted into dore, which is shipped to refiners for further processing.

   Mine statistics and production information at Amax Gold's principal mine operations is summarized in the following tables for the years 1997 and 1996. The 1997 year-end ore reserve information is as follows:


Ore Reserves                                                                        December 31, 1997
------------                                             ----------------------------------------------------------------------
                                                         Proved and Probable                                   Gold Content
                                                     Ore Reserves (AGI's Share)                           (Thousands of Ounces)
                                                     ---------------------------                           --------------------
                                                             (Thousands                                 AGI's         Cyprus Amax's
 Operation                                                     of Tons)             Average Grade       Share             Share
 ---------                                                   ----------             -------------       -----           ---------
Fort Knox                                                       170,273                 0.024           4,099            2,410
Kubaka /(1)/                                                      2,102                 0.522           1,098              646
Refugio/(2)/                                                     50,397                 0.029           1,460              858
Haile /(3)/                                                       5,460                 0.089             488              287
                                                                -------                               -------            -----
                                                                228,232                                 7,145            4,201
                                                                =======                               =======            =====


/(1)/Represents Amax Gold's 50 percent interest in Kubaka's ore reserves. /(2)/Represents Amax Golds's 50 percent interest in Refugio's ore reserves. /(3)/Represents Amax Gold's 62.5 percent interest in Haile's ore reserves.


Mine Statistics                                           1997                                         1996
---------------                           -------------------------------------         ----------------------------------
                                           Tons          Ore             Ore              Tons       Ore            Ore
                                          Mined       Processed         Grade            Mined    Processed        Grade
                                          -----       ---------       ----------         -----    ---------        -----
                                           (Millions of Tons)       (Ounces/Ton)          (Millions of Tons)  (Ounces/Ton)
 Operation
 ---------
Fort Knox                                   28             11           0.034              -            -              -
Kubaka                                       3              -           0.725              -            -              -
Refugio                                      9              4           0.030              3            2          0.031
Guanaco-Leach                                5              3           0.059             13            2          0.070
Hayden Hill-Leach                            9              6           0.031              8            6          0.028
Sleeper-Mill                              (                 -               -           )               1          0.069
       -Leach                             (                 -               -           )  1            -          0.020
                                          ----          -----                           ----      -------
                                            54             24                             25           11
                                          ====          =====                           ====      =======


Production                                              1997                                 1996
----------                                     ---------------------                 ----------------------
                                               Gold           Silver                 Gold            Silver
                                               ----           ------                 ----            ------
                                               (Thousands of Ounces)                 (Thousands of Ounces)
Fort Knox                                       320             16                      -               -
Kubaka                                          130            127                      -               -
Refugio                                          74             10                     31               3
Guanaco                                          94            307                     96             360
Hayden Hill                                     112            325                    103             321
Sleeper                                           -              -                     38              36
                                                ---          -----                   ----             ---
                                                730            785                    268             720
                                                ===          =====                   ====             ===

Fort Knox Mine

   Amax Gold owns a 100 percent interest in the Fort Knox mine, located in the Fairbanks Mining District, 15 miles northeast of Fairbanks, Alaska.

   Fort Knox achieved commercial production on March 1, 1997. Construction of the mine was completed at a capital cost of approximately $373 million, which includes about $28 million in capitalized interest. The operation includes an open pit mine, a conventional 36,000 tons per day (13.1 million tons per year) mill and process plant, a tailings storage facility, and a fresh water reservoir to supply process water. The process facilities are designed as a zero discharge system. Power is supplied by the public utility serving the area over a distribution line paid for by the Company. Access is provided by paved highway for 21 miles from Fairbanks and then for 5 miles by unpaved road. The mine and plant are designed to operate year round and to produce approximately 300,000 to 400,000 ounces of gold per year depending on the ore grade processed, with the higher grades expected during the early years.

   The Fort Knox mine covers approximately 47,000 acres and consists of two state mining leases, approximately 1,400 state mining claims, seven patented federal mining claims, and the mineral rights to 38 patented federal mining claims. The current reserve is located on approximately 1,150 acres of land held under a state mining lease that expires in 2014 and may be renewed for a period not to exceed 55 years. This lease is subject to a 3 percent royalty payable to the State of Alaska based on net income. Claims surrounding the current reserve are subject to net smelter return royalties ranging from 3 percent to 6 percent on the state mining claims, and both a 1 percent net smelter return royalty, and a 10 percent overriding net profits interest on certain of the patented federal mining claims.

Kubaka Mine

   Amax Gold indirectly owns a 50 percent interest in Omolon Gold Mining Company (Omolon), which owns and operates the Kubaka mine. Kubaka is located in the Russian Far East, approximately 200 miles south of the Arctic Circle and 600 miles northeast of the major port city of Magadan. Amax Gold completed the acquisition of Kubaka from Cyprus Amax during May 1997. See Note 3 to the Consolidated Financial Statements on page 35 of the 1997 Annual Report for further discussion of the acquisition.

   Commercial production was achieved at Kubaka on June 1, 1997. Construction of the mine was completed at a total capital cost of approximately $242 million. This amount includes certain financing costs, working capital, and about $14 million in capitalized interest. The operation consists of an open pit mine, a conventional 1,900 tons per day (approximately 700,000 tons per year) mill and process plant, a tailings storage facility, and a reclaim water retention facility to supply process water. Power is supplied by on-site diesel generators. Facilities include a permanent camp with access from Magadan provided by helicopter as well as by a winter road, which is generally open from January through April. The Kubaka mine's remote location in the sub-Arctic region requires the Company to plan for operations in extreme cold and to provide all services and facilities on site. The mine and plant are designed to produce approximately 400,000 to 450,000 ounces of gold per year, of which Amax Gold's share is 50 percent.

   Omolon holds the license from the Russian government to operate the Kubaka mine and to explore and develop the Evenskoye property, also in the Magadan region (the Kubaka License). The Kubaka License is for a period of 18 years, subject to extension of up to an additional two years, and limits the ownership of a foreign party (i.e. Amax Gold) in Omolon to a maximum of 50 percent. The Kubaka License establishes certain production requirements for Kubaka, requires the payment of a 4 percent royalty on the total value of gold extracted and requires Omolon to complete exploration activities, a feasibility study, and its assessment of the reserves at Evenskoye prior to December 31, 1998, or a later date, if extended.

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

   The Refugio mine consists of an open pit mine and a three-stage crushing and heap leach operation capable of processing 33,000 tons of ore per day, or 11.5 million tons per year. The mine and plant are expected to produce an estimated 200,000 to 250,000 ounces of gold per year, of which Amax Gold's share would be 50 percent. Production commenced in April 1996; however, start-up was delayed due to mechanical problems with the secondary and tertiary crushers and the collapse of fill underlying the fine ore storage bin, and commercial production commenced on October 1, 1996. During the second and third quarters of 1997, abnormally severe winter weather resulted in the suspension of mining and crushing operations for nearly three months, which caused lower production and higher cash costs. Full production levels are expected to be achieved during the first quarter of 1998. CMM retained an experienced mining contractor with its own equipment to drill, blast, load, and transport all ore and waste. Facilities include a permanent camp with access to the site from Copiapo provided by road. Power is supplied by on-site diesel-powered generators.
Water extraction rights expected to be sufficient to supply the mine are owned by CMM.

   The Refugio property position comprises approximately 14,500 acres, consisting of mineral rights, surface rights, and water rights expected to be sufficient for the mine. The principal ore deposit is held by mining claims which are owned by CMM. Essentially all of the mineral rights surrounding the claims are held by a joint venture formed by Bema and the former owner of the Refugio claims. CMM has agreements in place with this joint venture that will allow CMM to mine any extensions of its major ore deposits extending onto surrounding mineral rights and to use the surrounding areas for project needs. CMM owns or controls surface rights covering the known mineralization and the currently anticipated mining operation under leases from the Chilean Army, which expire in 2001 and 2005 and may be extended for an additional 10 years.

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

Guanaco Mine

   Amax Gold owns a 90 percent interest in and operates the Guanaco mine, located in the Guanaco Mining District in northern Chile, approximately 145 miles southeast of Antofagasta, Chile. The operation consists of an open pit mine, heap leach facilities capable of processing approximately 2.4 million tons of ore per year, and permanent camp facilities. The facility includes three stages of crushing, permanent pad heap leaching, and precipitation of gold. Access to the mine from Antofagasta is provided by the Pan American Highway (approximately 120 miles south) and a gravel surface road (approximately 25 miles east). Power is supplied by an on-site power plant. The water supply for mine operations comes primarily from nearby wells and from nearby surface springs, which also provide potable water.

   The Guanaco mine began production in April 1993. Production was hampered in 1994 by initial crusher throughput problems, as well as by process water shortages, which were resolved in the fourth quarter of 1994. During 1995 despite continued problems with crusher throughput, production at Guanaco increased primarily due to higher grades and recoveries. The crusher problems were resolved in 1996, which resulted in significantly improved production. Mining was completed in July 1997, and residual leaching is expected to continue into 1998. Based on a detailed study of the continuity of ore, costs, and production rates, a $36 million pre-tax write-down was recorded during the fourth quarter of 1996.

   The Guanaco property position consists of approximately 25,000 acres consisting of mineral claims leased from Empresa Nacional de Mineria (ENAMI), an entity of the Chilean government, and certain other mineral rights. Nearly all of the reserves are located on land covered by the ENAMI lease, which expires in 2006 and may be extended by Amax Gold for additional five-year terms thereafter. The lease is subject to royalties varying with the level of production, with the royalty on gold ranging from a 7 percent gross royalty to a 3 percent gross royalty plus a 2 percent net profits royalty; there is a gross royalty of 2 percent for all other metals. The property remains subject to a 1.1 percent net smelter return royalty to the minority owners for metals other than gold. Amax Gold is in discussion with ENAMI regarding continuation of the lease following cessation of production.

Hayden Hill Mine

   Amax Gold owns 100 percent of the Hayden Hill Mine in Lassen County, California, approximately 120 miles northwest of Reno, Nevada. The Hayden Hill operation is an open pit mine with two pits and heap leach pads.

   Amax Gold controls approximately 6,300 acres through ownership of federal patented and unpatented mining claims and fee lands, and a long-term lease of federal unpatented mining claims, which has an indefinite term. Access to the mine is provided by a county road that connects to a state highway. Power for operations is purchased from the local rural electric association. Water for mining and processing operations is provided by two wells located in close proximity to the mine. Potable water is supplied by truck. Mining was completed in late 1997, and residual leaching is expected to continue during 1998.

   Approximately 75 percent of the production is subject to a gross receipts net smelter return royalty of approximately 2 percent.

Sleeper Mine

   The Sleeper mine is located in Humboldt County, Nevada, approximately 28 miles north of Winnemucca. Operations at Sleeper were completed at the end of the third quarter of 1996, and there was no reported production in 1997. Reclamation activities have commenced and are expected to be substantially completed by 2000. The operation included an open pit mine, mill, heap leach pads, and tailings disposal facilities. Current facilities occupy approximately 2,000 acres of unpatented mining claims. Access to the mine is provided by a gravel road that connects to a paved public highway. Power is purchased from the local rural electric association. Water is provided by a well system that is currently being used to fill the pits, and potable water is supplied by truck.

   Amax Gold has entered into an agreement with a third party for further exploration of the Sleeper property. In 1997 the third party earned a 50 percent interest in the property.

Haile Project

   Amax Gold owns a 62.5 percent joint venture interest in the Haile Project in Lancaster County, South Carolina. The remaining 37.5 percent interest is owned by Kershaw Gold Company, Inc., a wholly-owned subsidiary of Piedmont Mining Company, Inc. (Piedmont). Amax Gold is involved in a dispute with Piedmont regarding certain agreements. Amax Gold has not made a decision to develop the Haile property and is considering various options with respect to its interest in Haile. Currently Amax Gold has capitalized approximately $14.5 million of costs related to the Haile property.

   The Haile Project covers approximately 3,600 acres and consists entirely of fee property that is either owned by the venture participants, leased from third parties under leases that can be extended to 2001, or controlled by purchase agreements. The leased property is subject to a 4 percent net smelter return royalty.

Gold Marketing Arrangements

   Gold has two principal uses: product fabrication and bullion investment. Fabricated gold has a wide variety of end uses, including jewelry manufacture (the largest fabrication component), electronics, dentistry, industrial and decorative uses, medals, medallions, and official coins. Amax Gold sells all of its refined gold to banks and other bullion dealers, using a variety of hedging programs, and the majority of its 1997 sales were to Europe.

   Amax Gold employs a number of hedging techniques with the objective of mitigating the impact of downturns in the gold market and providing adequate cash flow for operations while maintaining significant upside potential in a market upswing. During 1997, 1996, and 1995, Amax Gold's hedging efforts resulted in average realized prices of $360 an ounce, $412 an ounce, and $406 an ounce, respectively, compared with the average COMEX price of approximately $331 an ounce for 1997, $388 an ounce for 1996, and $384 an ounce for 1995.

Exploration

   In 1997, Cyprus Amax conducted an international exploration program for copper and gold. In 1998, Cyprus Amax will shift its exploration focus to copper. It seeks a range of opportunities from early stage generative exploration through advanced opportunities and acquisitions. The company has active projects in the United States, Mexico, Panama, Honduras, Peru, Chile, Australia, Indonesia, Russia, Zambia, Philippines, and Papua New Guinea and continues to seek opportunities in other parts of the world as well. Exploration also is conducted around its developing and producing mines to find and delineate ore that could extend the lives of those operations. (See "Other Minerals Segment, Amax Gold" for discussion of Cyprus Amax's exploration joint venture agreement with Amax Gold.)

                                EQUITY AND OTHER

Oakbridge Limited

   During 1997 Cyprus Amax's ownership interest in Oakbridge Limited was 41 percent. In early 1998, it increased to 48 percent through the purchase of Ban-Pu's 7 percent shareholding. Cyprus Amax's investment in Oakbridge is accounted for using the equity method. See further discussion in "Coal Segment, Oakbridge".

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

Operating and Project Development Risks

   The Company's business operations are subject to risks and hazards inherent in the mining industry, including but not limited to unanticipated grade and other geological problems, water conditions, surface or underground conditions, metallurgical and other processing problems and mechanical equipment performance problems, the unavailability of materials and equipment, accidents, labor force and force majeure factors, unanticipated transportation costs and delays and weather conditions, prices and production levels of by-products, and potential political instabilities of foreign governments, any of which materially and adversely can affect, among other things, the development of properties, production quantities and rates, costs and expenditures and production commencement dates.

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

Reliance on Coal Contracts

   A substantial portion of the Company's coal is sold pursuant to long-term coal supply contracts which are significant to the stability and profitability of the Company's operations. During 1997, a majority of the company's revenues from coal sales resulted from sales under contracts with an initial term of more than one year. Some of the Company's contracts currently have prices which exceed the price at which such coal could be sold in the spot market. The loss of certain of its long-term contracts could have a material adverse effect on the Company's business, financial condition, results of operations and cash flow. Most of the Company's coal contracts with an initial term of more than one year are subject to price adjustment provisions which, subject to certain limits, permit an increase or decrease periodically in the contract price. Some of the Company's coal supply contracts also contain price re-opener provisions which provide for the periodic upward or downward adjustment of contract prices; such provisions can lead to disputes with customers and potential modifications or early termination of the contract.

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

   While the long-term demand for copper has been growing, it can be affected adversely by substitution of materials such as aluminum, plastics, and optical fibers. Copper is an internationally traded commodity, and its price is determined on two major metals exchanges: the Commodities Exchange, Inc., in New York City (COMEX) and the London Metal Exchange (LME). These prices broadly reflect the worldwide balance of copper supply and demand, but also are influenced by speculative activities. COMEX copper prices averaged $1.04 per pound in 1997, down 2 cents per pound from 1996. Western world copper consumption rose for the twelfth consecutive year in 1997, with estimated 1997 growth of three percent. Copper production increased by an estimated five percent. During the second half of 1997, copper inventories rose and prices fell sharply as the market moved from a shortage to a surplus. The supply of copper is determined largely by development and production decisions of those entities controlling mines and reserves. Some major foreign producers have cost advantages resulting from higher ore grades, lower labor rates, and less stringent environmental requirements.

   Molybdenum demand depends heavily on worldwide steel industry consumption and, to a lesser extent, on chemical applications. Molybdenum demand in the Western World was near record levels in 1997, supported by overall world economic strength. Continued strong demand growth in 1997 was met by supply increases. World spot molybdenum oxide prices in 1997 averaged about $4.30 per pound against a 1996 average of about $3.80 per pound. Cyprus Climax molybdenum realizations averaged $5.50 per pound in 1997 and $5.25 per pound in 1996, with realizations positively impacted by higher valued molybdenum chemical products. Cyprus Climax staged a 3 million pound build up of molybdenum inventories in 1997 to satisfy customer requirements during the transition from rail to conveyor haulage associated with the Henderson 2000 project. A substantial portion of world molybdenum production is a by-product of copper mining, which is relatively insensitive to molybdenum price levels. Exports to the Western World, especially from China, can also influence competitive conditions. In addition, Molycorp reopened its New Mexico mine in 1997.

   Among factors that affect competition in Cyprus Amax's coal markets are coal quality, the cost levels of other coal producers, the cost and availability of transportation, government regulations including the Clean Air Act Amendments of 1990, the time and expenditures required to develop new coal mines, taxes, the weather, and the cost of alternative fuels. Sales of coal to utilities are affected by the demand for electricity. Coal prices are sensitive to caloric value (Btu) and sulfur content and to a particular user's quality requirements. Coal prices generally are less volatile than metals prices, since coal typically is sold under term contracts at fixed prices subject to escalation, de-escalation, and renegotiation. In line with increases in coal production, an increasing amount of Cyprus Amax's coal is now being sold under shorter term contracts or in spot markets.

   Competition in the sale of lithium products is based on price and quality. During 1997, Cyprus Amax produced approximately 40 percent of the world's supply of lithium carbonate. Cyprus Amax has a number of competitors from western countries in the lithium marketplace, as well as competition from lithium products from China and the Commonwealth of Independent States (C.I.S.). In addition, carbonate lithium competition has entered the market and as a result, an overcapacity situation has developed in lithium carbonate which has resulted in the erosion of lithium carbonate prices.

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

   Reference is made to additional information concerning environmental matters in "Management's Discussion, Environmental" on page 26 of the 1997 Annual Report and Note 14 to the Consolidated Financial Statements on pages 45 and 46 of the 1997 Annual Report, which information is incorporated herein by reference and
Item 3: Legal Proceedings in this Form 10-K.

Reserve Levels

   There are a number of uncertainties inherent in estimating quantities of reserves, including many factors beyond the control of the Company. The reserve data set forth herein or incorporated by reference are in large part estimates only. No assurance can be given that the volume and grade of reserves recovered and rates of production will not be less than anticipated. Declines in the market price of a particular metal or in coal also may render reserves containing relatively lower grades of mineralization, or reduced quality of coal, uneconomic to exploit. If the price realized by the Company for a particular commodity were to decline substantially below the price at which ore reserves were calculated for a sustained period of time, the Company potentially could experience reductions in reserves and asset write-downs. Under certain such circumstances, the Company may discontinue the development of a project or mining at one or more of its properties. Further, changes in operating and capital costs and other factors, including but not limited to short-term operating factors such as the need for sequential development of ore bodies and the processing of new or different ore grades, may materially and adversely affect reserves.

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

   Cyprus Miami and other companies, in conjunction with the Arizona Department of Environmental Quality's Water Quality Assurance Revolving Fund program, continued remediation and assessment of ground water quality at Pinal Creek near Miami, Arizona, throughout 1997. Despite the fact that the ongoing program, initiated in 1989, has resulted in continued improvement of sub-surface water quality in the area, Cyprus Miami was informed that the State of Arizona was contemplating enforcement action against Cyprus Miami and/or other companies in connection with the Pinal Creek water quality issues under federal and state environmental laws. On November 10, 1997, Cyprus Miami, as a member of the Pinal Creek group, joined with the State of Arizona in seeking approval of the District Court for entry of a Consent Decree to resolve all matters related to the contemplated enforcement action. The Decree commits Cyprus Amax and other Pinal Creek group members to complete the work outlined in the remedial action plan submitted to the State in May 1997. The Final Remediation Action Plan will be finalized through provisions of the Decree. Approximately $42 million remained in the Pinal Creek remediation reserve at December 31, 1997. Cyprus Miami has commenced contribution litigation against other parties involved in this matter and has asserted claims against certain of its past insurance carriers. While significant recoveries are expected, Cyprus Miami cannot reasonably estimate the amount and, therefore, has not taken potential recoveries into consideration in the recorded reserve.

   Cyprus Amax or its subsidiaries have been advised by the Environmental Protection Agency ("EPA") and several state environmental agencies that they may be liable under the Comprehensive Environmental Response Compensation and Liability Act ("CERCLA") or similar state laws and regulations for costs of responding to environmental conditions at a number of sites which have been or are being investigated by the EPA or states to establish whether releases of hazardous substances have occurred and, if so, to develop and implement remedial actions. Cyprus Amax has been named as a potentially responsible party ("PRP") or has received EPA requests for information for several sites. For all sites, Cyprus Amax had an aggregate reserve of approximately $95 million at December 31, 1997, for its share of the estimated liability. Liability estimates are based on an evaluation of, among other factors, currently available facts, existing technology, presently enacted laws and regulations, Cyprus Amax's experience in remediation, other companies' remediation experience, Cyprus Amax's status as a PRP, and the ability of other PRP's to pay their allocated portions. The cost range of reasonably possible outcomes for all sites is estimated to be from $65 million to $280 million, and work on these sites is expected to be substantially completed in the next several years, subject to the inherent delays involved in the process. Remediation costs that could not be reasonably estimated at December 31, 1997, are not expected to have a material impact on the financial condition and ongoing operations of the Company. Cyprus Amax believes certain insurance policies partially cover these claims; however, some of the insurance carriers have denied responsibility, and Cyprus Amax is litigating coverage. Further, Cyprus Amax believes that it has other potential claims for recovery from third parties, including the U.S. Government and other PRPs, as well as liability offsets through lower cost remedial solutions. However, neither insurance recoveries nor other claims or offsets have been recognized in the financial statements unless such offsets are considered probable of realization.

   At December 31, 1997, Cyprus Amax's accruals for deferred closure, shutdown of closed operations, and reclamation totaled approximately $316 million. Reclamation is an ongoing activity and a cost associated with Cyprus Amax's mining operations. Accruals for closure and final reclamation liabilities are established on a life of mine basis. The Cyprus Amax Coal reclamation reserve component of $190 million is largely a result of reclamation obligations incurred for replacing soils and revegetation of mined areas as required by provisions and permits pursuant to the Surface Mining Control and Reclamation Act. The Copper/Molybdenum and Other reclamation reserve components are $104 million and $22 million, respectively, and include costs for site stabilization, cleanup, long-term monitoring, and water treatment costs as expected to be required largely by state laws and regulations as well as by sound environmental practice. Total reclamation costs for Cyprus Amax at the end of current mine lives is estimated at about $630 million.

   Cyprus Amax believes that it has adequate reserves such that none of these matters or contingencies is expected to have a material adverse effect on it business or financial condition, results, and cash flows, and is unaware of any additional environmental matters that, based on information currently known to Cyprus Amax, would have a material effect upon the Company's financial condition or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the quarter ended December 31, 1997.

Item 4A.  Executive Officers of the Registrant

   Set forth below are the names, ages and titles of the executive officers of Cyprus Amax as of March 24, 1998:


         Name                 Age                  Office
         ----                 ---                  ------
   Milton H. Ward             65     Chairman, President and Chief Executive
                                     Officer
   Jeffrey G. Clevenger       48     Executive Vice President
   Garold R. Spindler         50     Executive Vice President
   Gerald J. Malys            53     Senior Vice President and Chief Financial
                                     Officer
   David H. Watkins           53     Senior Vice President, Exploration
   Philip C. Wolf             50     Senior Vice President, General Counsel and
                                     Secretary
   Robin J. Hickson           54     Vice President, Engineering and Development
   Farokh S. Hakimi           49     Vice President and Treasurer
   John Taraba                49     Vice President and Controller

   Mr. Ward was elected Chairman of the Board, President and Chief Executive Officer on May 14, 1992, and served as Co-Chairman for the period November 15, 1993, through November 15, 1995. Mr. Clevenger was elected to his current position on January 15, 1998, and Mr. Malys was elected Senior Vice President effective October 31, 1988, and Chief Financial Officer effective August 1, 1989. Mr. Spindler was elected to his current office on January 15, 1998, and Mr. Watkins assumed his current office on February 1, 1994. Mr. Wolf was elected to his current office on November 13, 1993, and Mr. Hickson was appointed to his current office on November 20, 1994. Mr. Hakimi assumed his current office on December 11, 1997, and Mr. Taraba was elected to his current office on October 31, 1988.

   Messrs. Malys, Wolf, Hakimi, and Taraba have been engaged full-time in the business of Cyprus Amax and its subsidiaries for more than the past five years. Prior to joining Cyprus Amax in May 1992, Mr. Ward had been President and Chief Operating Officer of Freeport-McMoRan Inc. and Chairman and Chief Executive Officer of Freeport-McMoRan Copper & Gold Inc. since 1984. Mr. Clevenger held various management positions at Phelps Dodge Corporation since 1979 until he joined Cyprus Amax in 1993. From 1993 until 1998, Mr. Clevenger held the position of Senior Vice President, Copper. Prior to joining Cyprus Amax Coal, Mr. Spindler had been associated with Pittston Coal Company, serving as President and Chief Executive Officer since 1990 until he joined Cyprus Amax Coal and held the position of Senior Vice President, Coal from 1995 until 1998, when he assumed his current position. Prior to joining Cyprus Amax in 1994, Mr. Watkins served as Vice President and Director at Metall Mining Corporation from 1991 until 1993. Mr. Wolf had operating responsibility for Cyprus Amax's industrial minerals, lithium, gold and iron ore operations during the period from 1987 until 1993, when he assumed his current position. Mr. Hickson joined Cyprus Amax in 1993 as Senior Vice President of Cyprus Climax Metals Company. Before joining Cyprus Amax, Mr. Hickson was President of Freeport-McMoRan's Research and Engineering Company. Mr. Hakimi held various positions in Cyprus Amax's Treasury group and Cyprus Amax Coal's Marketing and Planning and Economics group until 1997, when he assumed his current position. Mr. Taraba held various positions in Cyprus Amax's financial departments from 1982 until 1988, when he assumed his current position.

   Each executive officer holds office subject to removal at any time by the Board of Directors of Cyprus Amax.

                                    PART II

Item 5.  Market for the Registrant's Common Stock and Related Stockholder
Matters.

   Information required by this item is incorporated by reference from "Stock Market Information" on page 52 in the 1997 Annual Report.

The information required by Items 6 through 8 is incorporated by reference from the pages of the Company's 1997 Annual Report set forth below.


                                                                          Applicable Pages
                             Form 10-K Item Number                 in the 1997 Annual Report
                             ---------------------                 -------------------------
Item 6.  Selected Financial Data ............................................   18-19

Item 7.  Management's Discussion and Analysis of Results of
         Operations and Financial Condition .................................   20-28

Item 8.  Financial Statements and Supplementary Data ........................   29-51
         a. Quarterly Results ...............................................    50
         b. Mineral Reserves and Selected Operating Statistics ..............    51

Item 9.  Disagreements on Accounting and Financial Disclosure
         Not applicable.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant

   The information about the Directors of the Company required by this item is located in Cyprus Amax's Proxy Statement for the 1998 Annual Meeting to be filed within 120 days after the end of the fiscal year. Information about the Executive Officers of the Company required by this item appears in Part I of this Annual Report on Form 10-K.*

Item 11. Executive Compensation

   The information required by this item appears in Cyprus Amax's Proxy Statement for the 1998 Annual Meeting to be filed within 120 days after the end of the fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management

   The information required by this item appears in Cyprus Amax's Proxy Statement for the 1998 Annual Meeting to be filed within 120 days after the end of the fiscal year.

Item 13. Certain Relationships and Related Transactions

   The information required by this item appears in Cyprus Amax's Proxy Statement for the 1998 Annual Meeting to be filed within 120 days after the end of the fiscal year.

------------
* References in this Annual Report on Form 10-K to material contained in Cyprus Amax's Proxy Statement for the 1998 Annual Meeting to be filed within 120 days after the fiscal year incorporate such material into this Report by reference.

                                    PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (a)   The following financial statements are filed as part of this Report:

           1. Financial Statements included in the 1997 Annual Report and incorporated by reference:

                                                                  Pages in 1997
                                                                  Annual Report
                                                                  -------------
              Report of Independent Accountants...............           17
              Consolidated Statement of Operations for each of
              the three years in the period ended
              December 31, 1997...............................           29

              Consolidated Balance Sheet at December 31, 1997
              and 1996.......................................            30

              Consolidated Statement of Cash Flows for each
              of the three years in the period ended
              December 31, 1997..............................            31
              Consolidated Statement of Shareholders' Equity
              for each of the three years in the period ended
              December 31, 1997..............................            32
              Notes to Consolidated Financial Statements.....           33-49

         2.   Financial Statement Schedule:
                                                                  Pages in This
                                                                     Form 10-K
                                                                  -------------
              Report of Independent Accountants on Financial
                 Statement Schedule..........................            38
              For the three years in the period ended
              December 31, 1997:
                 Schedule II - Valuation and Qualifying
                 Accounts and Reserves.......................            39

   Schedules not included in this Form 10-K have been omitted because they are not applicable or the required information is shown in the financial statements in the 1997 Annual Report or notes thereto. Separate financial statements of 50 percent or less owned companies accounted for by the equity method have been omitted because the registrant's proportionate share of the income from continuing operations before income taxes is less than 20 percent of the respective consolidated amount, and the investment in and advances to each company is less than 20 percent of consolidated total assets.

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


        3  (a)   Restated Certificate of Incorporation.

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

           (d) Rights Agreement between The Chase Manhattan Bank, N.A. and Cyprus Minerals Company, dated February 23, 1989, as amended through the date of signing of this Annual Report on Form 10-K, incorporated by reference from Exhibit 2 to the Report on Form 8-K dated January 29, 1990; Exhibit 4 to the Report on Form 8-K dated January 29, 1990; Exhibit 1 to the Report on Form 8-K dated June 29, 1993; Exhibit 8 to the Report on Form 8-K dated December 14, 1995; Exhibit 9 to the Report on Form 8-A/A dated March 6, 1997; and Exhibit 10 to the Report on Form 8-K dated April 8, 1997.

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

           (a) Cyprus Amax Minerals Company Supplemental Executive Retirement Plan.

           (b)   Management Incentive Program of Cyprus Amax Minerals Company.

           (c) Merger Agreement, dated February 9, 1998, by and among Kinross Gold Corporation, Kinross Merger Corporation, and Amax Gold, Inc., incorporated by reference to Exhibit 10.25 to Amax Gold Inc.'s Annual Report on Form 10-K for the year ended December 31, 1997.

           (d) Stockholder Agreement, dated as of February 9, 1998, by and among Kinross Gold Corporation, Kinross Merger Corporation, Cyprus Amax Minerals Company, Amax Energy Inc., Cyprus Gold Company, and Amax Gold Inc., incorporated by reference to Amendment No. 17 to Statement on Schedule 13D with respect to the common stock of Amax Gold Inc.

           (e) Investor Agreement, dated as of February 9, 1998, by and between Kinross Gold Corporation and Cyprus Amax Minerals Company, incorporated by reference to Amendment No. 17 to Statement on Schedule 13D with respect to the common stock of Amax Gold Inc.

   Exhibit
    Number   Document
    ------   --------


        (f) Amended and Restated Stock Plan for Non-Employee Directors of Cyprus Amax Minerals Company, as amended through the date of signing of the Annual Report on Form 10-K, incorporated by reference to Exhibit 28 to the Report on Form 10-Q for the quarter ended September 30, 1992, and including the additional amendments incorporated by reference from Exhibit 10(a) to the Annual Report on Form 10-K for the period ended December 31, 1996.

        (g) Annual Incentive Plan for Executive Officers and Designated Management, incorporated by reference from Exhibit 10(b) to the Annual Report on Form 10-K for the period ended December 31, 1996.

        (h) Amended and Restated Employment Agreement between Cyprus Amax Minerals Company and Milton H. Ward, incorporated by reference from
             Exhibit 10(a) to the Annual Report on Form 10-K for the period ended December 31, 1995.

        (i) Cyprus Amax Minerals Company Executive Officer Separation Policy, as amended through the date of signing of the Annual Report on Form 10-K; incorporated by reference from Exhibit 10(m) to the Annual Report on Form 10-K for the period ended December 31, 1993, and
             Exhibit 10(b) to the Annual Report on Form 10-K for the period ended December 31, 1995.

        (j) Contracts regarding employment between Cyprus Minerals Company and certain executive officers, incorporated by reference from Exhibit 10(i) to the Annual Report on Form 10-K for the period ended December 31, 1993, and Exhibit 10(c) to the Annual Report on Form 10-K for the period ended December 31, 1995.

        (k) 1993 Key Executive Long-term Incentive Plan between Cyprus Minerals Company and certain executive officers, incorporated by reference from Exhibit 10(d) to the Annual Report on Form 10-K for the period ended December 31, 1995.

        (l) Deferred Compensation Plan for Selected Employees of Cyprus Amax Minerals Company, incorporated by reference from Exhibit 10(i) to the Annual Report on Form 10-K for the period ended December 31, 1994.

    Exhibit
     Number  Document
     ------  --------

        (m) Deferred Compensation Plan for Non-Employee Directors of Cyprus Amax Minerals Company, incorporated by reference from Exhibit 10(c) to the Annual Report on Form 10-K for the period ended December
             31, 1994.

        (n) Full Retirement Benefit Plan for Certain Salaried Employees, as amended through the date of signing of the Annual Report on Form 10-K, incorporated by reference from Exhibit 10(c) to the Annual Report on Form 10-K for the period ended December 31, 1988;
             Exhibit 10(c) to the Annual Report on Form 10-K for the period ended December 31, 1989; Exhibit 10(b) to the Annual Report on Form 10-K for the period ended December 31, 1990; and Exhibit 10(b) to the Annual report on Form 10-K for the period ended December 31, 1992; and Exhibit 10(d) to the Annual Report on Form 10-K for the period ended December 31, 1994.

        (o) Excess Defined Contribution Plan, as restated through the date of signing of this Annual Report on Form 10-K, incorporated by reference from Exhibit 10(f) to the Annual Report on Form 10-K for the period ended December 31, 1994.

        (p) Amended and Restated 1988 Stock Option Plan of Cyprus Amax Minerals Company, incorporated by reference to Exhibit 99 to the Registration Statement on Form S-8 dated November 12, 1993.

        (q) Change of Control Employment Agreements between Cyprus Amax Minerals Company and certain executive officers, incorporated by reference from Exhibit 10(j) to the Annual Report on Form 10-K for the period ended December 31, 1993.

        (r) Cyprus Minerals Company Nonqualified Retirement Plan for Non-Employee Directors, incorporated by reference from Exhibit 10(c) to the Annual Report on Form 10-K for the period ended December 31, 1990.

  11    Statement re computation of per share earnings.


  13    1997 Annual Report to Shareholders.


  21    Subsidiaries of the Registrant.


  23    Consent of Price Waterhouse LLP.

Exhibit
 Number Document
 ------ --------

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

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 25 day of March 1998.

                                 CYPRUS AMAX MINERALS COMPANY
                                   (REGISTRANT)

                                 By   /s/  Gerald J.Malys
                                    ------------------------
                                      Gerald J. Malys
                         Senior Vice President and Chief Financial

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 25, 1998.

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

    /s/  James A. Todd, Jr.          Director
    -----------------------
      James A. Todd, Jr.

     /s/  Billie B. Turner           Director
     ---------------------
       Billie B. Turner

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Shareholders of Cyprus Amax Minerals Company:

   Our audits of the consolidated financial statements referred to in our report dated February 11, 1998, appearing on page 17 of the 1997 Annual Report to Shareholders of Cyprus Amax Minerals Company (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



/s/ PRICE WATERHOUSE LLP

PRICE WATERHOUSE LLP

Denver, Colorado
February 11, 1998

                                  SCHEDULE II
                 CYPRUS AMAX MINERALS COMPANY AND SUBSIDIARIES
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                         For the Year Ended December 31
                             (Millions of Dollars)

                                                           Additions
                                                      ---------------------
                                                       Charged    Charged
                                          Balance at     to         to                   Balance at
                                          Beginning   Costs and    Other                   End of
    Material and Supplies Inventory        of Year    Expenses   Accounts   Deductions      Year
----------------------------------------  ----------  ---------  ---------  -----------  ----------
1997
 Deducted from asset accounts:
   Reserve for material and supplies
     inventory.........................   $       18  $       1  $     (1)  $        -   $       18
                                          ==========  =========  =========  ===========  ==========

1996
 Deducted from asset accounts:
   Reserve for material and supplies
     inventory.........................   $       24  $       2  $      3   $      (11)  $       18
                                          ==========  =========  =========  ===========  ==========
1995
 Deducted from asset accounts:
   Reserve for material and supplies
     inventory.........................   $       23  $       7  $      2   $       (8)  $       24
                                          ==========  =========  =========  ===========  ==========

Doubtful Accounts and Notes Receivable
---------------------------------------
1997
 Deducted from asset accounts:
   Reserve for doubtful accounts and
     notes receivable-current..........   $        6  $       1  $      -   $        -   $        7
   Reserve for doubtful accounts and
     notes receivable-noncurrent.......   $        5  $       -  $      -   $        -   $        5
                                          ----------  ---------  ---------  -----------  ----------
       Total...........................   $       11  $       1  $      -   $        -   $       12
                                          ==========  =========  =========  ===========  ==========

1996
 Deducted from asset accounts:
   Reserve for doubtful accounts and
     notes receivable-current..........   $        8  $       -  $      -   $       (2)  $        6
   Reserve for doubtful accounts and
     notes receivable-noncurrent.......   $        5  $       -  $      -   $        -   $        5
                                          ----------  ---------  ---------  -----------  ----------
       Total...........................   $       13  $       -  $      -   $       (2)  $       11
                                          ==========  =========  =========  ===========  ==========
1995
 Deducted from asset accounts:
   Reserve for doubtful accounts and
     notes receivable-current..........   $        5  $       2  $      3   $       (2)  $        8
   Reserve for doubtful accounts and
     notes receivable-noncurrent.......   $        5  $       -  $      -   $        -   $        5
                                          ----------  ---------  ---------  -----------  ----------
       Total...........................   $       10  $       2  $      3   $       (2)  $       13
                                          ==========  =========  =========  ===========  ==========

                               INDEX TO EXHIBITS
Exhibit
 Number               Document
-------               --------

      3  (a)  Restated Certificate of Incorporation.

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

         (a)  Cyprus Amax Minerals Company Supplemental Executive Retirement
              Plan.

         (b)  Management Incentive Program of Cyprus Amax Minerals Company.

      11 Statement re computation of per share earnings.

      13 Annual Report to Shareholders

      21 Subsidiaries of the Registrant.

      23 Consent of Price Waterhouse LLP.

      27 Financial Data Schedule.

------------

   (b) The following 8-Ks were filed during the last quarter of the period covered by this Report on Form 10-K:

        No report on Form 8-K was filed during the last quarter of the period covered by this Report on Form 10-K.