Form 10-K405/A
period 1997-12-31
CYPRUS AMAX MINERALS CO
filed 1998-06-30
CIK 769589

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                               -----------------

                                 FORM 10-K/A-1
[MARK ONE]
   [X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1997
                                      OR
   [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period from __________ to __________

                         Commission File Number 1-10040
                            -----------------------

                         CYPRUS AMAX MINERALS COMPANY
            (Exact name of registrant as specified in its charter)

            DELAWARE                              36-2684040
 (State or other jurisdiction of               (I.R.S. Employer
  incorporation or organization)               Identification No.)


    9100 EAST MINERAL CIRCLE
      ENGLEWOOD, COLORADO                            80112
     (Address of principal                         (Zip Code)
       executive offices)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  303-643-5000
                      ----------------------------------

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

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X     No _______.
                                               ------

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

                                    PART IV
                                    =======

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

   (a) The following financial statements are filed as part of this Report:

      1. Financial Statements included in the 1997 Annual Report and incorporated by reference:

                                                                           Pages in 1997
                                                                           Annual Report
                                                                           -------------
 Report of Independent Accountants.....................................          17
 Consolidated Statement of Operations for each of the three years in
  the period ended December 31, 1997...................................          29
 Consolidated Balance Sheet at December 31, 1997 and 1996..............          30
 Consolidated Statement of Cash Flows for each of the three years
  in the period ended December 31, 1997................................          31
 Consolidated Statement of Shareholders' Equity for each of the three
  years in the period ended December 31, 1997..........................          32
 Notes to Consolidated Financial Statements............................       33-49


      2. Financial Statement Schedule:
                                                                           Pages in This
                                                                             Form 10-k
                                                                           -------------
 Report of Independent Accountants on Financial Statement
  Schedule.............................................................          38
 For the three years in the period ended December 31, 1997:
  Schedule II - Valuation and Qualifying Accounts and
  Reserves.............................................................          39

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

                                 CYPRUS AMAX MINERALS COMPANY
                                 (REGISTRANT)

                                 By  /s/ John Taraba
                                     ------------------------------
                                     JOHN TARABA
                                     Vice President and Controller

DATE: JUNE 24, 1998

                                  SIGNATURES

   PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE PLAN ADMINISTRATOR HAS DULY CAUSED THIS ANNUAL REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                 CYPRUS AMAX MINERALS COMPANY
                                 SAVINGS PLAN & TRUST ADMINISTRATOR


                                 By  /s/ Philip C. Wolf
                                     ------------------------------
                                     PHILIP C. WOLF, CHAIRMAN


                                 By  /s/ Chris L. Crowl
                                     ------------------------------
                                     CHRIS L. CROWL, MEMBER



                                 By  /s/ Farokh S. Hakimi
                                     ------------------------------
                                     FAROKH S. HAKIMI, MEMBER

                         CYPRUS AMAX MINERALS COMPANY
                         ----------------------------

                   THRIFT PLAN FOR BARGAINING UNIT EMPLOYEES
                   -----------------------------------------

                             FINANCIAL STATEMENTS
                             --------------------

                          DECEMBER 31, 1997 AND 1996
                          --------------------------

                       REPORT OF INDEPENDENT ACCOUNTANTS


June 24, 1998

To the Participants and Administrator of the Cyprus Amax Minerals Company Thrift Plan for Bargaining Unit Employees


In our opinion, the accompanying statements of net assets available for benefits with Fund Information and the related statements of changes in net assets available for benefits with Fund Information present fairly, in all material respects, the net assets available for benefits of the Cyprus Amax Minerals Company Thrift Plan for Bargaining Unit Employees ("the Plan") at December 31, 1997 and 1996, and the changes in net assets available for benefits for the year ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Plan's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

Our audits were performed for the purpose of forming an opinion on the basic financial statements taken as a whole. The additional information included in Schedules I, II, and III is presented for purposes of additional analysis and is not a required part of the basic financial statements, but is additional information required by the Employee Retirement Income Security Act of 1974.
The Fund Information in the statement of net assets available for benefits and the statement of changes in net assets available for benefits is presented for purposes of additional analysis rather than to present the net assets available for plan benefits and changes in net assets available for benefits of each fund. Schedules I, II, and III and the Fund Information have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, are fairly stated in all material respects in relation to the basic financial statements taken as a whole.


Price Waterhouse LLP
Denver, CO

    CYPRUS AMAX MINERALS COMPANY THRIFT PLAN FOR BARGAINING UNIT EMPLOYEES
    ----------------------------------------------------------------------
     STATEMENT OF NET ASSETS AVAILABLE FOR BENEFITS WITH FUND INFORMATION
     --------------------------------------------------------------------

                               DECEMBER 31, 1997
                               -----------------

-----------------------------------------------------------------------------------------------------------
                                                        FUND INFORMATION
                                ---------------------------------------------------------------------------

                                              Common                   Prime    Equity     International
                                   Total      Stock     Participant   Reserve   Index         Stock
                                              Fund      Loans          Fund      Fund          Fund
-----------------------------------------------------------------------------------------------------------
Assets
------
Investments

  Common Stock
     Cyprus Amax Minerals          $  401,290  $401,290 $       -     $     -   $        -  $       -
Company                             2,512,008         -         -      21,343      860,836     72,374
  Mutual Funds                        295,788         -   295,788           -            -          -
  Participant Loans

Receivables
  Employer contributions                6,867     6,867         -           -            -          -
  Participant contributions and
     loan repayments                   24,734       315    (8,443)      1,509        8,606      1,091
                                  -------------------------------------------------------------------------

Net assets available for
  benefits                         $3,240,687  $408,472 $ 287,345     $22,852     $869,442  $  73,465
                                  =========================================================================

-----------------------------------------------------------------------------------------------------------
                                                       FUND INFORMATION
                       ------------------------------------------------------------------------------------

                                   Spectrum   Stable       New        Science    Equity   Spectrum
                                    Income     Value    Horizons   & Technology  Income   Growth
                                     Fund      Fund       Fund        Fund        Fund     Fund
-----------------------------------------------------------------------------------------------------------
Assets
------
Investments

  Common Stock
     Cyprus Amax Minerals          $       -  $       - $       -  $      -      $      - $      -
Company                               13,519    961,397   169,964    94,178       292,200   26,197
  Mutual Funds                             -          -         -         -             -        -
  Participant Loans

Receivables
  Employer contributions                   -          -         -         -             -        -
  Participant contributions and
     loan repayments                     126     14,143     1,783     2,066         3,137      401
                                     --------------------------------------------------------------

Net assets available for
  benefits                           $13,645   $975,540  $171,747   $96,244      $295,337  $26,598
                                     ==============================================================



The accompanying notes are an integral part of these financial statements.

--------------------------------------------------------------------------------

    CYPRUS AMAX MINERALS COMPANY THRIFT PLAN FOR BARGAINING UNIT EMPLOYEES
    ----------------------------------------------------------------------
     STATEMENT OF NET ASSETS AVAILABLE FOR BENEFITS WITH FUND INFORMATION
     --------------------------------------------------------------------

                               DECEMBER 31, 1996
                               -----------------

-------------------------------------------------------------------------------------------------------------------

                                                                 FUND INFORMATION
                                     ------------------------------------------------------------------------------

                             Total     Common   Participant  Prime    Equity   International  Spectrum  Stable
                                       Stock     Loans      Reserve   Index      Stock        Income    Value
                                        Fund                 Fund     Fund        Fund         Fund     Fund

-------------------------------------------------------------------------------------------------------------------
Assets
------
Investments

  Common Stock
     Cyprus Amax Minerals $  600,725   $600,725 $      -    $     - $       - $      -       $      - $        -
  Mutual Funds             1,971,823          -        -     11,220   539,242   59,980         11,373  1,021,396
  Participant Loans          247,983          -  247,983          -         -        -              -          -

Receivables
  Employer contributions       6,672      6,672        -          -         -        -              -          -
  Participant
     contributions and
     loan repayments          22,205        277  (18,443)       312     5,985      757            649     29,056
                          ------------------------------------------------------------------------------------------

Net assets available for
  benefits                $2,849,408   $607,674 $229,540 $  $11,532  $545,227 $ 60,737       $ 12,022 $1,050,452

                          ==========================================================================================

--------------------------------------------------------------------

                                     FUND INFORMATION
                           -----------------------------------------

                              New     Science     Equity  Spectrum
                           Horizons & Technology  Income   Growth
                             Fund     Fund         Fund     Fund

--------------------------------------------------------------------
Assets
------
Investments

  Common Stock
     Cyprus Amax Minerals  $      - $       -    $      - $      -
  Mutual Funds              130,372    51,469     128,106   18,665
  Participant Loans               -         -           -        -

Receivables
  Employer contributions          -         -           -         -
  Participant
     contributions and
     loan repayments          1,628       575       1,226       183
                           -----------------------------------------

Net assets available for
  benefits                 $132,000   $52,044    $129,332   $18,848

                           =========================================

The accompanying notes are an integral part of these financial statements.

--------------------------------------------------------------------

    CYPRUS AMAX MINERALS COMPANY THRIFT PLAN FOR BARGAINING UNIT EMPLOYEES
    ----------------------------------------------------------------------
STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS WITH FUND INFORMATION
-------------------------------------------------------------------------------

                         YEAR ENDED DECEMBER 31, 1997
                         ----------------------------

------------------------------------------------------------------------------------------------

                                                               FUND INFORMATION
                                      ----------------------------------------------------------

                                       Common                 Prime   Equity    Int'l   Spectrum
                              Total    Stock   Participant   Reserve  Index     Stock    Income
                                        Fund     Loans        Fund    Fund       Fund     Fund

------------------------------------------------------------------------------------------------
Investment Income

  Interest and dividends       $146,697 $  20,578 $      - $    849 $ 17,400 $   4,067 $ 1,092
  Net realized gain/(loss)
   on investments                17,981    (3,218)       -        -   21,298       626     278
  Net change in unrealized
   appreciation/(depreciation)
   in fair value of
   Investments                  (39,588) (204,474)       -        -  144,936    (3,691)    379

Employer contributions           82,200    82,200        -        -        -         -       -

Participant contributions
  and loan repayments           283,292     4,696 (114,051)   9,765   88,304    11,428   3,616


Transfers between Plan
  funds and loans                     -   (87,223) 171,856     (889)  68,474     1,019  (2,108)

Forfeitures                           -    (1,595)       -    1,595        -         -       -

Employee withdrawals            (99,303)  (10,166)       -        -  (16,197)     (721) (1,634)
                              -----------------------------------------------------------------

Net increase (decrease)         391,279  (199,202)  57,805   11,320  324,215    12,728   1,623

Net assets available for
  benefits:
  Beginning of year           2,849,408   607,674  229,540   11,532  545,227    60,737  12,022
                              ================================================================

  End of year                $3,240,687  $408,472 $287,345  $22,852 $869,442   $73,465 $13,645

                              ================================================================

----------------------------------------------------------------------------------------------
                                                            FUND INFORMATION
                                    --------------------------------------------------------------
                                       Stable        New       Science &     Equity     Spectrum
                                        Value      Horizons    Technology    Income      Growth
                                        Fund        Fund          Fund        Fund        Fund
--------------------------------------------------------------------------------------------------
Investment Income

  Interest and dividends            $ 60,597    $  4,125     $  8,945       $ 26,389    $ 2,655
  Net realized gain/(loss)
   on investments                          -        (312)      (2,204)         1,495         18

  Net change in unrealized
   appreciation/(depreciation)
   in fair value of
   Investments                             -      10,741      (11,721)        23,471        771

Employer contributions                     -           -            -              -          -

Participant contributions
  and loan repayments                212,558      21,119       14,384         27,567      3,906


Transfers between Plan
  funds and loans                   (285,241)      5,501       34,796         92,804      1,011

Forfeitures                                -           -            -              -          -

Employee withdrawals                 (62,826)     (1,427)           -         (5,721)      (611)
                                  -------------------------------------------------------------

Net increase (decrease)              (74,912)     39,747       44,200        166,005      7,750

Net assets available for
  benefits:
  Beginning of year                1,050,452     132,000       52,044        129,332     18,848
                                  -------------------------------------------------------------

  End of year              $ 975,540    $171,747      $96,244       $295,337    $26,598

                           ============================================================

The accompanying notes are an integral part of these financial statements.

-----------------------------------------------------------------------------

                         CYPRUS AMAX MINERALS COMPANY
                         ----------------------------
                   THRIFT PLAN FOR BARGAINING UNIT EMPLOYEES
                   -----------------------------------------

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------


NOTE 1 - DESCRIPTION OF THE PLAN
--------------------------------

The following description of the Cyprus Amax Minerals Company Thrift Plan for Bargaining Unit Employees (the "Plan" or the "Bargaining Plan") provides only general information. Refer to the Plan document for a more complete description of the Plan's provisions.

General
-------
The Plan was established by AMAX Inc. ("AMAX") in 1965 for the benefit of certain collective bargaining unit hourly employees of AMAX, its divisions and its participating subsidiaries, who have completed one year of service and have attained the age of 18 ("Eligible Employees" or "Participants"). Cyprus Minerals Company ("Cyprus") and AMAX merged in November 1993, forming Cyprus Amax Minerals Company ("Cyprus Amax" or the "Company"). Following the merger the name of the Bargaining Plan was changed to the Cyprus Amax Minerals Company Thrift Plan for Bargaining Unit Employees. The Plan is subject to the provisions of the Employee Retirement Income Security Act of 1974, as amended ("ERISA").

Administration
--------------

The Plan is administered by the Cyprus Amax Minerals Company Benefits Committee (the "Plan Administrator"), a committee appointed by Cyprus Amax's Board of Directors. During 1997, Plan administrative expenses were paid by Cyprus Amax.

Enrollment
----------
Eligible Employees can enroll in the Plan during any month of the year.

Contributions
-------------

Participants may contribute a basic amount of 1% to 6% of compensation to the Plan. These basic contributions are made on an after-tax basis, a tax-deferred basis, or a combination of the two. Participants making basic contributions of 6% of compensation may make unmatched supplemental contributions up to an additional 10% of compensation. The Company contributes an amount to the Common Stock Fund equal to 50% of each participant's basic contribution.

Participant rollover contributions are permitted provided all Plan and legal requirements are satisfied.

Vesting
-------
Participants are immediately vested in their employee contributions, the earnings attributable to those contributions, and the earnings attributable to employer contributions. Participants are vested with respect to employer matching contributions to the Plan at a rate of 25% after two years of service, 50% after three years of service, 75% after four years of service, and 100% after five years of service. Participants also become fully vested in employer contributions upon their death, attainment of age 65, retirement, total and permanent disability, permanent layoff, change in control, and/or Plan termination.

                   -----------------------------

Forfeitures
-----------

Participants who terminate employment before becoming fully vested forfeit the non-vested portion of their Company match.

Loans
-----
Participants may borrow from their Plan accounts. Loans are paid in the form of cash and may not exceed a Participant's vested account balance within specified legal limits. Loan interest rates are based on prime rate plus one percent as determined on the first business day of the month preceding the month in which a Participant's written loan request is received by the Plan Administrator. Loan terms vary from a minimum of six months to a maximum of five years.

Loan repayments are made regularly through payroll deductions or, for Participants not receiving a paycheck (e.g., on leave of absence), can be delivered regularly to the Plan Administrator. A Participant may prepay a one-time single sum of all of the outstanding loan balance.

Distributions
-------------
Participants may withdraw all or a portion of vested contributions subject to certain conditions as specified in the Plan document.

Participant Tax Status
----------------------

Participant contributions to the Plan may be deferred, at the election of the Participant, for federal income tax purposes, subject to certain limitations. Employer contributions and all earnings under the Plan are deferred for federal income tax purposes. The amounts deferred under the Plan may become subject to federal income tax when withdrawn. Participants may also choose to make after-tax contributions to the Plan.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

Basis of Accounting
-------------------
The financial statements of the Plan are prepared on the accrual basis.

Valuation of Assets
-------------------
Cyprus Amax stock is valued at fair market value based on the quoted market price.

Participant loans are valued at principal amount, which approximates fair market value.

The remaining investments are valued at net asset value based on quoted market prices.

Transfers of assets into the Plan are made at fair market value. Assets transferred out of the Plan are reported at market value with the difference between cost and market reported as realized gains or losses.

                   -----------------------------

NOTE 3 - INVESTMENTS
--------------------

Investment Options
------------------

Participants may elect to invest their contributions to the Plan in Cyprus Amax common stock or the following T. Rowe Price funds: a money market fund (Prime Reserve Fund), a bond fund (Spectrum Income Fund), a portfolio of guaranteed investment contracts, bank investment contracts and structured investment contracts (Stable Value Fund), and six equity funds (Equity Index Fund, International Stock Fund, New Horizons Fund, Science & Technology Fund, Equity Income Fund, and Spectrum Growth Fund). All Company contributions are invested in Cyprus Amax common stock.

As of December 31, 1997, the number of Participants who held assets in the various investment options were as follows: 132 in Cyprus Amax common stock, 9 in the Prime Reserve Fund, 73 in the Equity Index Fund, 20 in the International Stock Fund, 6 in the Spectrum Income Fund, 95 in the Stable Value Fund, 28 in the New Horizons Fund, 22 in the Science & Technology Fund, 35 in the Equity Income Fund, and 9 in the Spectrum Growth Fund.

Investments Held
----------------
Investments held by the trustee, T. Rowe Price, as of December 31, 1997 and 1996, consisted of the following:

                                                      Cost     Fair Value
                                                   ----------  ----------
December 31, 1997:

 Cyprus Amax common stock held in
  Common Stock Fund (26,100.181 shares)/(a)(b)/    $  629,829    $401,290
 Participant Loans                                    295,788     295,788
 Prime Reserve Fund (21,343 units)                     21,343      21,343
 Equity Income Fund (11,208.289 units)/(b)/           262,299     292,200
 Spectrum Growth Fund (1,644.504 units)                25,869      26,197
 Science & Technology Fund (3,454.820 units)          110,045      94,178
 New Horizons Fund (7,294.575 units)/(b)/             168,322     169,964
 Equity Index Fund (32,632.157 units)/(b)/            567,261     860,836
 International Stock Fund (5,392.962 units)            70,946      72,374
 Spectrum Income Fund (1,159.450 units)                12,923      13,519
 Stable Value Fund (961,397 units)/(b)/               961,397     961,397
                                                   ----------  ==========
                                                   $3,126,022  $3,209,086
                                                   ==========  ==========

                   -----------------------------

                                                        Cost      Fair Value
                                                     -----------  ----------
December 31, 1996:

 Cyprus Amax common stock held in
  Common Stock Fund (25,562.779 shares)/(a)(b)/      $   624,789  $  600,725
 Participant Loans                                       247,983     247,983
 Prime Reserve Fund (11,220 units)                        11,220      11,220
 Equity Index Fund (26,511.373 units)/(b)/               390,602     539,242
 International Stock Fund (4,346.381 units)               54,862      59,980
 Spectrum Income Fund (1,015.473 units)                   11,157      11,373
 Stable Value Fund (1,021,396 units)/(b)/              1,021,396   1,021,396
 New Horizons Fund (5,988.618 units)/(b)/                139,471     130,372
 Science & Technology Fund (1,732.391 units)              55,615      51,469
 Equity Income Fund (5,683.505 units)/(b)/               121,676     128,106
 Spectrum Growth Fund (1,233.585 units)                   19,108      18,665
                                                      ----------  ----------
                                                      $2,697,879  $2,820,531
                                                      ==========  ==========

/(a)/  Investment pays dividends quarterly.
/(b)/ Individual investments representing 5% or more of net assets available for benefits as of December 31, 1997 or 1996.


NOTE 4 - NET REALIZED GAINS (LOSSES) ON INVESTMENTS
---------------------------------------------------

Net realized gains (losses) from investment transactions for the year ended December 31, 1997 were as follows:

                            Common           Equity      International  Spectrum       New
                             Stock            Index          Stock       Income      Horizons
                             Fund              Fund          Fund         Fund         Fund
                          -----------       ---------    -------------  --------    ----------
1997   Proceeds              $119,207         $77,361        $28,836      $6,072        $9,612
       Cost                   122,425          56,063         28,210       5,794         9,924
                          -----------       ---------     -----------  ---------    ----------
       Net gain/(loss)       $ (3,218)        $21,298        $   626     $   278       $ (312)
                          ===========       =========     ===========  =========    ==========

                            Science &         Equity        Spectrum
                           Technology         Income         Growth
                              Fund             Fund           Fund
                           ----------      ----------     ----------
1997   Proceeds               $16,594       $  20,786       $  5,154
       Cost                    18,798          19,291          5,136
                           ----------      ----------     ----------
       Net gain/(loss)       $(2,204)       $   1,495       $     18
                           ==========      ==========     ==========

The cost of investments sold or transferred is determined on a Participant level by the average cost method.

                   -----------------------------

NOTE 5 - UNREALIZED APPRECIATION/(DEPRECIATION) OF INVESTMENTS
--------------------------------------------------------------

Net unrealized appreciation/(depreciation) of investments amounted to $83,064 and $122,652 at December 31, 1997 and 1996, respectively. The change in net unrealized appreciation/(depreciation) resulted in a Plan loss of $39,588 in 1997.

NOTE 6 - TAX STATUS
-------------------

Cyprus Amax received a favorable determination letter dated September 11, 1995, from the Internal Revenue Service as to the qualified status of the Plan. Since the Plan continues to fulfill the requirements of a qualified plan, the Plan is not subject to tax. Accordingly, no provision for federal or state income taxes has been provided.

NOTE 7 - PLAN AMENDMENTS
------------------------

Cyprus Amax amended its Plan document as of January 1, 1997 to comply with IRS Regulations regarding the transfer of assets from the Amax Inc. sponsored money purchase pension plan, which was subsequently terminated and merged into the Bargaining Plan. The amendment states that distributions prior to an employee's retirement, death, disability, or severance from employment are not available with respect to assets transferred to the Savings Plan from the Amax Inc. money purchase pension plan.

NOTE 8 - DIFFERENCES BETWEEN FINANCIAL STATEMENTS AND FORM 5500
---------------------------------------------------------------

Gains (losses) on the sale of investments as reported in the statement of changes in net assets available for benefits with fund information have been determined on a participant level using the average cost method. For purposes of the Department of Labor's Form 5500, gains (losses) on such sales have been calculated based upon the market value at the beginning of the Plan year in accordance with the requirements of the Form 5500.

In addition, in accordance with guidance issued by the American Institute of Certified Public Accountants, the Plan does not recognize as a liability amounts elected to be withdrawn but not yet distributed as of year end. However, such amounts must be included on the Form 5500. As of December 31, 1997 the Plan had $74,838 benefits payable due to timing of the distributions by the Trustee. As of December 31, 1996 there were no benefits payable due to timing of the distributions by the Trustee.

                                                                      SCHEDULE I


                         CYPRUS AMAX MINERALS COMPANY
                         ----------------------------
                   THRIFT PLAN FOR BARGAINING UNIT EMPLOYEES
                   -----------------------------------------

                          ASSETS HELD FOR INVESTMENT
                          --------------------------

                               DECEMBER 31, 1997
                               -----------------



  Party In                                   Description            Historical      Current
  Interest           Issuer                 of Investment              Cost          Value
  --------           ------                 -------------              ----          -----
     Yes      Cyprus Amax           Cyprus Amax Minerals
              Minerals                Company common stock
              Company                 No par value                      $629,829      $401,290

     Yes      T. Rowe Price         Prime Reserve Fund                    21,343        21,343

     Yes      T. Rowe Price         Equity Index Fund                    567,261       860,836

     Yes      T. Rowe Price         International Stock Fund              70,946        72,374

     Yes      T. Rowe Price         Spectrum Income Fund                  12,923        13,519

     Yes      T. Rowe Price         Stable Value Fund                    961,397       961,397

     Yes      T. Rowe Price         New Horizons Fund                    168,322       169,964

     Yes      T. Rowe Price         Science & Technology Fund            110,045        94,178

     Yes      T. Rowe Price         Equity Income Fund                   262,299       292,200

     Yes      T. Rowe Price         Spectrum Growth Fund                  25,869        26,197

     Yes      Participant Loans     Interest rate:
                                    6.0% - 11.5%, with maturity          295,788       295,788
                                    dates through 2002

                                                                     SCHEDULE II


    CYPRUS AMAX MINERALS COMPANY THRIFT PLAN FOR BARGAINING UNIT EMPLOYEES
    ----------------------------------------------------------------------
                 LOANS OR FIXED-INCOME OBLIGATIONS IN DEFAULT
                 --------------------------------------------
                               DECEMBER 31, 1997
                               -----------------

                                              Amount Received    Unpaid
                                  Original        During         Balance
 Party in   Identity and Address   Amount     Reporting Year     at End                                     Amount Overdue
                                              --------------                                                --------------
 Interest        of Obligor       of loan   Principal Interest   of Year   Detailed Description of Loan   Principal Interest
----------   -------------------  --------  ------------------   -------   ----------------------------   ------------------

                                                        NONE


                                                                    SCHEDULE III

    CYPRUS AMAX MINERALS COMPANY THRIFT PLAN FOR BARGAINING UNIT EMPLOYEES
    ----------------------------------------------------------------------
                    SCHEDULE OF REPORTABLE TRANSACTIONS (a)
                    ---------------------------------------
                         YEAR ENDED DECEMBER 31, 1997
                         ----------------------------

                                                                                                            Current
                                                                                                           Value of
                                                    Total      Total                            Total      Asset on      Net Gain/
 Party in                         Description of    Number of  Number    Purchase    Selling   Cost of    Transaction     (Loss) on
 Interest          Issuer         Assets           Purchases   of Sales  Price        Price     Asset       Date          Sales
 --------          ------         --------------   ---------   --------  --------    -------   -------     ----------    -----------
    Yes    Cyprus Amax Minerals   Common Stock          32         -      $127,098  $           $127,098   $  127,098   $          -
           Company                                                                          -

    Yes    Cyprus Amax Minerals   Common Stock          -         25             -    118,840    122,024      118,840        (3,184)
           Company

    Yes    T. Rowe Price          Stable Value Fund     28         -       275,897          -    275,897      275,897              -

    Yes    T. Rowe Price          Stable Value Fund     -         39             -    335,897    335,897      335,897              -

    Yes    T. Rowe Price          New Horizons Fund     20         -        38,774          -     38,744       38,744              -

    Yes    T. Rowe Price          New Horizons Fund     -          8             -      9,612      9,924        9,612          (312)

                                  International
    Yes    T. Rowe Price          Stock Fund            24         -        44,294          -     44,294       44,294              -

                                  International
    Yes    T. Rowe Price          Stock Fund            -          7             -     28,836     28,210       28,836            626

    Yes    T. Rowe Price          Equity Index Fund     52         -       229,530          -    229,530      229,530              -

    Yes    T. Rowe Price          Equity Index Fund     -         12             -     74,169     53,663       74,169         20,506

    Yes    T. Rowe Price          Equity Income Fund    45         -       159,914          -    159,914      159,914              -

    Yes    T. Rowe Price          Equity Income Fund    -          9             -     20,786     19,291       20,786          1,495

    Yes    T. Rowe Price          Prime Reserve Fund    26         -        19,246          -     19,246       19,246              -

    Yes    T. Rowe Price          Prime Reserve Fund    -          3             -      9,123      9,123        9,123              -

                                  Spectrum
    Yes    T. Rowe Price          Income Fund           27         -         7,539          -      7,539        7,539              -

                                  Spectrum
    Yes    T. Rowe Price          Income Fund           -          4             -      6,051      5,774        6,051            277

                                  Spectrum
    Yes    T. Rowe Price          Growth Fund           18         -        11,898          -     11,898       11,898              -

                                  Spectrum
    Yes    T. Rowe Price          Growth Fund           -          6             -      5,154      5,136        5,154             18

                                  Science
    Yes    T. Rowe Price          & Technology Fund     33         -        73,228          -     73,228       73,228              -

                                  Science
    Yes    T. Rowe Price          & Technology Fund     -          7             -     16,594     18,798       16,594        (2,204)

(a) Transactions or series of transactions in excess of 5 percent of the current value of the Plan's assets as of January 1, 1997 as defined in
     Section 2520.103-6 of the Department of Labor Rules and Regulations for Reporting and Disclosure under ERISA.

                         CYPRUS AMAX MINERALS COMPANY
                         ----------------------------
                            SAVINGS PLAN AND TRUST
                            ----------------------

                             FINANCIAL STATEMENTS
                             --------------------

                          DECEMBER 31, 1997 AND 1996
                          --------------------------

                       REPORT OF INDEPENDENT ACCOUNTANTS

June 24, 1998


To the Participants and Administrator of the Cyprus Amax Minerals Company Savings Plan and Trust


In our opinion, the accompanying statements of net assets available for benefits with Fund Information and the related statements of changes in net assets available for benefits with Fund Information present fairly, in all material respects, the net assets available for benefits of the Cyprus Amax Minerals Company Savings Plan and Trust ("the Plan") at December 31, 1997 and 1996, and the changes in net assets available for benefits for the year ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Plan's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

Our audits were performed for the purpose of forming an opinion on the basic financial statements taken as a whole. The additional information included in Schedules I, II, and III is presented for purposes of additional analysis and is not a required part of the basic financial statements, but is additional information required by the Employee Retirement Income Security Act of 1974.
The Fund Information in the statement of net assets available for benefits and the statement of changes in net assets available for benefits is presented for purposes of additional analysis rather than to present the net assets available for plan benefits and changes in net assets available for benefits of each fund. Schedules I, II, and III and the Fund Information have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, are fairly stated in all material respects in relation to the basic financial statements taken as a whole.


Price Waterhouse LLP
Denver, CO

              CYPRUS AMAX MINERALS COMPANY SAVINGS PLAN AND TRUST
              ---------------------------------------------------
      STATEMENT OF NET ASSETS AVAILABLE FOR BENEFITS WITH FUND INFORMATION
      --------------------------------------------------------------------

                               DECEMBER 31, 1997

                                                                             FUND INFORMATION
                                          -------------------------------------------------------------------------------------
                                 Total           Leveraged         Common                             Prime           Equity
                                                    ESOP            Stock           Participant      Reserve           Index
                                                    Fund            Fund               Loans          Fund             Fund
-------------------------------------------------------------------------------------------------------------------------------

Assets
------
Investments

  Common Stock
    Cyprus Amax Minerals      $ 84,286,826      $ 54,406,736     $29,880,090        $         -    $    -           $         -
    Amoco Corporation            4,111,029                 -       4,111,029                  -     25,706,535                -
  Mutual Funds                 220,534,911                 -               -                  -              -       59,339,172
  Participant Loans             12,313,176                 -               -         12,313,176                               -

Receivables
  Employer contributions         1,150,358         1,150,358               -                  -              -                -
  Participant contributions
    and loan repayments          1,579,973                 -         184,061          (322,519)        343,149          276,851

Cash and cash equivalents            3,495                 -           3,495                  -              -                -
                            ---------------------------------------------------------------------------------------------------
    Total assets               323,979,768        55,557,094      34,178,675         11,990,657     26,049,684       59,616,023
                            ---------------------------------------------------------------------------------------------------


Liabilities
-----------

Interest payable                 1,218,514         1,218,514               -                  -              -                -

Excess contributions
  refundable to participants       110,906                 -          10,038                  -          5,718           24,461

Minimum required
  distributions payable to
    participants                     2,114                 -             581                  -              -            1,059

Long-term debt                  74,985,503        74,985,503               -                  -              -                -
                            ---------------------------------------------------------------------------------------------------
  Total liabilities             76,317,037        76,204,017          10,619                  -          5,718           25,520
Net assets available for    ---------------------------------------------------------------------------------------------------
    benefits                  $247,662,731     $(20,646,923)     $34,168,056        $11,990,657    $26,043,966      $59,590,503
                            ===================================================================================================


--------------------------------------------------------------------------------------------------------------------------------
                                                                      FUND INFORMATION
                        --------------------------------------------------------------------------------------------------------
                                International                    Stable            New       Science &     Equity      Spectrum
                                   Stock         Spectrum         Value          Horizons   Technology     Income       Growth
                                    Fund        Income Fund       Fund             Fund        Fund         Fund         Fund
--------------------------------------------------------------------------------------------------------------------------------

Assets
------
Investments

  Common Stock
    Cyprus Amax Minerals        $          -    $         -    $         -     $         -  $         -  $         -  $        -
    Amoco Corporation                      -              -              -               -            -            -           -
  Mutual Funds                    11,823,726     16,908,636     42,164,699      27,344,084    7,304,082   25,376,633   4,567,344
  Participant Loans                        -              -              -               -            -            -           -

Receivables
  Employer contributions                   -              -              -               -            -            -           -
  Participant contributions
    and loan repayments              114,396        146,045        235,317         255,666      115,564      182,333      49,110

Cash and cash equivalents                  -              -              -               -            -            -           -
                        --------------------------------------------------------------------------------------------------------
    Total assets                  11,938,122     17,054,681     42,400,016      27,599,750    7,419,646   25,558,966   4,616,454
                        --------------------------------------------------------------------------------------------------------

Liabilities
-----------

Interest payable                           -              -              -               -            -            -           -

Excess contributions
  refundable to participants          10,352          7,812          9,063          16,960        4,863       16,707       4,932

Minimum required
  distributions payable
    participants                           -            255            219               -            -            -           -

Long-term debt                             -              -              -               -            -            -           -
                        --------------------------------------------------------------------------------------------------------
  Total liabilities                   10,352          8,067          9,282          16,960        4,863       16,707       4,932
Net assets available for--------------------------------------------------------------------------------------------------------
    benefits                     $11,927,770    $17,046,614    $42,390,734     $27,582,790   $7,414,783  $25,542,259  $4,611,522
                        ========================================================================================================

The accompanying notes are an integral part of these financial statements.

--------------------------------------------------------------------------------

                                             CYPRUS AMAX MINERALS COMPANY SAVINGS PLAN AND TRUST
                                             ---------------------------------------------------
                                    STATEMENT OF NET ASSETS AVAILABLE FOR BENEFITS WITH FUND INFORMATION
                                    --------------------------------------------------------------------

                                                         DECEMBER 31, 1996
                                                         -----------------

------------------------------------------------------------------------------------------------------------------------------------

                                                                                FUND INFORMATION
                                          ------------------------------------------------------------------------------------------

                                           Leveraged     Common                    Prime       Equit    International
                                             ESOP         Stock     Participant   Reserve      Index       Stock         Spectrum
                                Total        Fund         Fund        Loans        Fund         Fund        Fund        Income Fund
------------------------------------------------------------------------------------------------------------------------------------

Assets
------
Investments

  Common Stock
    Cyprus Amax Minerals     $131,765,410  $85,514,966  $46,250,444  $        -  $         -  $         -  $          -  $         -
    Amoco Corporation           4,138,136            -    4,138,136           -   25,326,872            -             -            -
  Mutual Funds                195,964,535            -            -           -            -   44,720,906    12,672,794   14,769,477
  Participant Loans            11,112,379            -            -  11,112,379                         -             -            -


Receivables
  Employer contributions        1,221,509    1,221,509            -           -            -            -             -            -
  Participant contributions
    and loan repayments         1,535,426            -      199,752   (333,552)      353,791      237,452       121,521      146,828

Cash and cash equivalents          47,330            -       47,330           -            -            -             -            -
                             -------------------------------------------------------------------------------------------------------
    Total assets              345,784,725   86,736,475   50,635,662  10,778,827   25,680,663   44,958,358    12,794,315   14,916,305
                             -------------------------------------------------------------------------------------------------------


                                Stable        New         Science &    Equity     Spectrum
                                Value       Horizons     Technology    Income      Growth
                                Fund          Fund          Fund        Fund        Fund
                            -----------------------------------------------------------------

Assets
------
Investments

  Common Stock
    Cyprus Amax Minerals     $         -  $         -  $         -  $         -  $        -
    Amoco Corporation                  -            -            -            -           -
  Mutual Funds                44,818,044   27,287,432    5,989,259   18,099,009   2,280,742
  Participant Loans                    -            -            -            -           -


Receivables
  Employer contributions               -            -            -            -           -
  Participant contributions
    and loan repayments          261,686      281,794       87,555      146,898      31,701

Cash and cash equivalents              -            -            -            -           -
                             --------------------------------------------------------------
    Total assets              45,079,730   27,569,226    6,076,814   18,245,907   2,312,443
                             --------------------------------------------------------------


                                             Leveraged      Common                     Prime       Equit   International
                                               ESOP          Stock      Participant   Reserve      Index      Stock       Spectrum
                                  Total        Fund          Fund         Loans        Fund         Fund       Fund      Income Fund
------------------------------------------------------------------------------------------------------------------------------------

Liabilities
-----------
Interest payable                1,287,813   1,287,813            -           -             -             -             -           -

Excess contributions
  refundable to participants      117,669           -       10,858           -         9,222        19,224        10,809       6,424

Minimum required
  distributions payable to
    participants                    6,845           -          999           -             -             -             -         174

Long-term debt                 79,250,039  79,250,039            -           -             -             -             -           -
                            --------------------------------------------------------------------------------------------------------
  Total liabilities            80,662,366  80,537,852       11,857           -         9,222        19,224        10,809       6,598
                            --------------------------------------------------------------------------------------------------------
Net assets available for
    benefits                 $265,122,359  $6,198,623  $50,623,805  $10,778,827  $25,671,441   $44,939,134   $12,783,506 $14,909,707
                            ========================================================================================================



                                Stable        New         Science &    Equity     Spectrum
                                Value       Horizons     Technology    Income      Growth
                                Fund          Fund          Fund        Fund        Fund
                            -----------------------------------------------------------------

Liabilities
-----------
Interest payable                       -            -            -             -            -

Excess contributions
  refundable to participants      19,724       22,373        4,780        11,513        2,742

Minimum required
  distributions payable to
    participants                   5,672            -            -             -            -

Long-term debt                         -            -            -             -            -
                             ----------------------------------------------------------------
  Total liabilities               25,396       22,373        4,780        11,513        2,742
                             ----------------------------------------------------------------
Net assets available for
    benefits                 $45,054,334  $27,546,853   $6,072,034   $18,234,394   $2,309,701
                             ================================================================

The accompanying notes are an integral part of these financial statements.
------------------------------------------------------------------------------------------------------------------------------------

                                     F-17


                                             CYPRUS AMAX MINERALS COMPANY SAVINGS PLAN AND TRUST
                                             ---------------------------------------------------
                               STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS WITH FUND INFORMATION
                               -------------------------------------------------------------------------------

                                                        YEAR ENDED DECEMBER 31, 1997
                                                        ----------------------------


------------------------------------------------------------------------------------------------------------------------------------
                                                                            FUND INFORMATION
                                    ------------------------------------------------------------------------------------------------

                                                 Leveraged      Common                     Prime       Equity        International
                                                    ESOP         Stock      Participant   Reserve      Index            Stock
                                   Total            Fund         Fund         Loans        Fund         Fund            Fund
------------------------------------------------------------------------------------------------------------------------------------
Investment Income

  Interest and dividends          $16,046,810     $2,883,650   $1,680,572   $        -    $1,279,053   $1,316,973      $628,689
  Net realized gain/(loss) on
    investments                     3,647,195         25,650     (28,682)            -             -    2,926,864       507,534
  Net change in unrealized
    appreciation/(depreciation)
    in fair value of investments (29,290,909)   (28,851,814) (14,758,724)            -             -   10,493,398     (835,588)

Employer contributions             8,909,033       8,909,033            -            -             -            -             -

Participant contributions
  and loan repayments             20,474,235               -    2,529,083  (4,730,742)     4,309,289    3,575,559     1,646,527

Deposits to suspense                       -               -            -            -             -            -             -

Transfers to other plans           (587,272)        (66,018)     (70,244)     (17,931)      (63,196)    (103,745)      (20,725)

Transfers between Plan
  funds and loans                          -        (12,593)    (951,564)    6,362,574   (2,219,194)    1,173,762   (1,484,487)

Employee withdrawals             (29,156,236)    (2,230,970)  (4,856,190)    (402,071)   (2,933,427)  (4,731,442)   (1,297,686)

Interest expense                 (7,502,484)     (7,502,484)            -            -             -            -             -
                                 ----------------------------------------------------------------------------------------------

  Net increase (decrease)        (17,459,628)   (26,845,546) (16,455,749)    1,211,830       372,525   14,651,369     (855,736)

Net assets available for
  benefits:
  Beginning of year              265,122,359       6,198,623   50,623,805   10,778,827    25,671,441   44,939,134    12,783,506
                                 ----------------------------------------------------------------------------------------------

  End of year                    $247,662,731  $(20,646,923)  $34,168,056   $11,990,65   $26,043,966  $59,590,503   $11,927,770
                                 ==============================================================================================



                                                      Stable         New      Science &      Equity        Spectrum
                                       Spectrum       Value        Horizons   Technology     Income         Growth
                                     Income Fund       Fund          Fund       Fund          Fund           Fund
                                   ---------------------------------------------------------------------------------

Investment Income

  Interest and dividends            $1,188,993      $2,733,936      $666,155    $708,443    $2,497,755      $462,591
  Net realized gain/(loss) on
    investments                        141,819               -     (375,708)    (34,770)       406,913        77,575
  Net change in unrealized
    appreciation/(depreciation)
    in fair value of investments       488,055               -     2,166,183   (607,070)     2,622,390       (7,739)

Employer contributions                       -               -             -           -             -             -

Participant contributions
  and loan repayments                1,959,759       3,322,167     3,554,289   1,428,933     2,242,760       636,611

Deposits to suspense                         -               -             -           -             -             -

Transfers to other plans              (70,130)           (290)      (64,394)    (40,930)      (49,012)      (20,657)

Transfers between Plan
  funds and loans                    (361,039)     (2,226,284)   (3,647,880)    534,923      1,476,987     1,354,795

Employee withdrawals               (1,210,550)     (6,493,129)   (2,262,708)  (646,780)    (1,889,928)     (201,355)

Interest expense                             -               -            -           -             -              -
                                    --------------------------------------------------------------------------------

  Net increase (decrease)            2,136,907      (2,663,600)       35,937   1,342,749     7,307,865     2,301,821

Net assets available for
  benefits:
  Beginning of year                 14,909,707      45,054,334    27,546,853   6,072,034    18,234,394     2,309,701
                                   ---------------------------------------------------------------------------------

  End of year                      $17,046,614      $42,390,734  $27,582,790   $7,414,783  $25,542,258    $4,611,522
                                   =================================================================================

The accompanying notes are an integral part of these financial statements.

              CYPRUS AMAX MINERALS COMPANY SAVINGS PLAN AND TRUST
              ---------------------------------------------------

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------



NOTE 1 - DESCRIPTION OF THE PLAN
--------------------------------

The following description of the Cyprus Amax Minerals Company ("Cyprus Amax") Savings Plan and Trust (the "Plan" or the "Savings Plan") provides only general information. Refer to the Plan document for a more complete description of the Plan's provisions.


General
-------

The Plan is a defined contribution plan maintained by Cyprus Amax for Cyprus Amax salaried and hourly non-represented employees ("Eligible Employees" or "Participants"). The Plan is subject to the provisions of the Employee Retirement Income Security Act of 1974, as amended ("ERISA").


Leveraged ESOP
--------------

On February 8, 1990, the Plan was amended to include the features of a leveraged employee stock ownership plan ("Leveraged ESOP"). The Plan purchased 4,245,810 shares of Cyprus common stock from Cyprus in return for a 20-year $95 million promissory note bearing an interest rate of 9.75 percent. The shares are held as collateral under a pledge agreement and are released for allocation to Participant accounts as principal and interest payments are made. Under the amended Plan, shares released are used first to replace dividends earned on allocated shares, and the remainder are allocated to Participants' accounts as employer contributions (Note 8). Employer contributions to the Plan, along with dividends earned on both the allocated and unallocated shares, are used to fund the debt service on the note.


Administration
--------------

The Plan is administered by the Cyprus Amax Minerals Company Benefits Committee (the "Plan Administrator"), a committee appointed by Cyprus Amax's Board of Directors. During 1997, Plan administrative expenses were paid by Cyprus Amax.


Enrollment
----------

Eligible Employees can enroll in the Plan during any month of the year.


Contributions
-------------

Participants can make contributions of an amount up to sixteen percent of basic pre-tax and/or after-tax compensation subject to applicable legal limits. Cyprus Amax must contribute to the Plan sufficient funds to meet any currently maturing debt obligations of the Plan; however, the Company has stated its intention to continue to contribute an amount equal to seventy-five percent of the first six percent of each Participant's contribution ("Matchable Contribution").


Participant rollover contributions are permitted provided all Plan and legal requirements are satisfied.

                   -----------------------------

Vesting
-------

Participants are immediately vested in their employee and employer contributions and the earnings attributable to those contributions.


Loans
-----

Participants may borrow from their Plan accounts. Loans are paid in the form of cash and may not exceed a Participant's vested account balance within specified legal limits. Loan interest rates are based on prime rate plus one percent as determined on the first business day of the month preceding the month in which a Participant's written loan request is received by the Plan Administrator. Loan terms generally vary from a minimum of six months to a maximum of five years although certain loans grandfathered from predecessor plans may have a maximum of fifteen years.

Loan repayments are made regularly through payroll deductions or, for Participants not receiving a paycheck (e.g., on leave of absence), can be delivered regularly to the Plan Administrator. A Participant may prepay a one-time single sum of all of the outstanding loan balance.


Distributions
-------------

Participants may withdraw all or a portion of vested contributions subject to certain conditions as specified in the Plan document.


Participant Tax Status
----------------------

Participant contributions to the Plan may be deferred, at the election of the Participant, for federal income tax purposes, subject to certain limitations. Employer contributions and all earnings under the Plan are deferred for federal income tax purposes. The amounts deferred under the Plan may become subject to federal income tax when withdrawn. Participants may also choose to make after-tax contributions to the Plan.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

Basis of Accounting
-------------------

The financial statements of the Plan are prepared on the accrual basis.


Valuation of Assets
-------------------

Cyprus Amax and Amoco stock are valued at fair market value based on the quoted market price.

Participant loans are valued at principal amount, which approximates fair market value.

The remaining investments are valued at net asset value based on quoted market prices.

                   -----------------------------

Transfers of assets into the Plan are made at fair market value. Participant cost is recorded as the cost of assets transferred into the Plan. Assets transferred out of the Plan are reported at market value with the difference between cost and market reported as realized gains or losses.


NOTE 3 - INVESTMENTS
--------------------


Investment Options
------------------


Participants may elect to invest their contributions to the Plan in Cyprus Amax common stock or the following T. Rowe Price funds: a money market fund (Prime Reserve Fund), a bond fund (Spectrum Income Fund), a portfolio of guaranteed investment contracts, bank investment contracts and structured investment contracts (a customized Stable Value Fund) and six equity funds (Equity Index Fund, International Stock Fund, New Horizons Fund, Science & Technology Fund, Equity Income Fund, and Spectrum Growth Fund). All employer contributions are invested in Cyprus Amax Common Stock.


As of December 31, 1997, the number of Participants who held assets in the various investment options were as follows: 4,653 in Cyprus Amax common stock, 2,541 in the Prime Reserve Fund, 2,772 in the Equity Index Fund, 1,951 in the International Stock Fund, 1,942 in the Spectrum Income Fund, 1,947 in the Stable Value Fund, 2,642 in the New Horizons Fund, 1,121 in the Science & Technology Fund, 2,180 in the Equity Income Fund, and 584 in the Spectrum Growth Fund.


Amoco Corporation common stock in the Common Stock Fund is held as an investment but is not a current investment option. The Amoco Corporation common stock was transferred from the Employee Savings Plan of Amoco Corporation and participating companies in 1985 when Cyprus became an independent, publicly-owned company and ceased to be a wholly-owned subsidiary of Amoco Corporation.

                   -----------------------------


Investments Held
----------------
Investments held by the trustee, T. Rowe Price, as of December 31, 1997 and 1996, consisted of the following:


December 31, 1997:                                       Cost       Fair Value
                                                     ------------  ------------

  Cyprus Amax Minerals Company common stock:
   Leveraged ESOP Fund/(a)/
     Shares held under collateral pledge
       (2,340,291 shares)/(b)/                       $ 52,364,030  $ 35,981,974
     Shares allocated (1,208,920 shares)/(b)/          26,800,813    18,424,762
   Common Stock Fund (1,943,420.470 shares)/(a)//(b)/  44,704,681    29,880,090

  Amoco Corporation common stock
   (48,294.015 shares)                                  1,203,641     4,111,029
  Participant Loans                                    12,313,176    12,313,176
  Prime Reserve Fund (25,706,534.920 units)/(b)/       25,706,535    25,706,535
  New Horizons Fund (1,173,565.844 units)/(b)/         27,370,929    27,344,084
  Science and Technology Fund (267,941.73 units)        8,313,109     7,304,082
  Equity Index Fund (2,249,400.017 units)/(b)/         35,693,544    59,339,172
  International Stock Fund (881,052.607 units)         10,740,338    11,823,726
  Equity Income Fund (973,403.661 units)/(b)/          22,147,303    25,376,633
  Stable Value Fund (42,164.699 units)/(b)/            42,164,699    42,164,699
  Spectrum Income Fund (1,450,140.280 units)/(b)/      15,750,137    16,908,636
  Spectrum Growth Fund (286,713.352 units)              4,532,237     4,567,344
                                                     ------------  ------------
                                                     $329,805,172  $321,245,942
                                                     ============  ============

December 31, 1996:

 Cyprus Amax Minerals Company common stock:
 Leveraged ESOP Fund/(a)/
  Shares held under collateral pledge
     (2,589,446 shares)/(b)/                       $ 57,938,874  $ 60,851,981
   Shares allocated (1,049,507 shares)/(b)/          23,482,385    24,662,985
 Common Stock Fund (1,968,104.019 shares)/(a)//(b)/  46,264,674    46,250,444
 Amoco Corporation common stock
 (51,325.722 shares)/(a)/                             1,282,387     4,138,136
 Participant Loans                                   11,112,379    11,112,379
 Prime Reserve Fund (25,326,872 units)/(b)/          25,326,872    25,326,872
 Equity Index Fund (2,198,667.929 units)/(b)/        31,568,675    44,720,906
 International Stock Fund (918,318.374 units)        10,753,818    12,672,794
 Spectrum Income Fund (1,318,703.315 units)          14,099,034    14,769,477
 Stable Value Fund (44,818,044 units)/(b)/           44,818,044    44,818,044
 New Horizons Fund (1,253,441.969 units)(b)          29,480,461    27,287,432
 Science & Technology Fund (201,590.686 units)        6,391,216     5,989,259
 Equity Income Fund (802,972.901 units)              17,492,069    18,099,009
 Spectrum Growth Fund (150,743.043 units)             2,237,894     2,280,742
                                                   ------------  ------------
                                                   $322,248,782  $342,980,460
                                                   ============  ============
/(a)/  Investment pays dividends quarterly.

/(b)/ Individual investments representing 5 percent or more of net assets available for benefits as of December 31, 1997 or 1996.

                   -----------------------------


NOTE 4 - LONG-TERM DEBT
-----------------------


On February 8, 1990, the Plan borrowed $95 million from Cyprus to purchase 4,245,810 shares of Cyprus common stock. The loan is repaid in quarterly installments, the minimum of which is outlined in a 20-year debt service schedule attached to the promissory note. The loan may be repaid in whole or in part at any time without penalty and is collateralized by the Cyprus Amax stock held in the Leveraged ESOP Fund. As of December 31, 1997, the loan had been prepaid in the amount of $16,689,469 in accordance with the promissory note, the next scheduled maturity will occur in 2002. Shares are released for allocation to Participants as the loan is repaid.


NOTE 5 - NET REALIZED GAINS (LOSSES) ON INVESTMENTS
---------------------------------------------------

Net realized gains (losses) from investment transactions for the year ended December 31, 1997 were as follows:

                           LEVERAGED ESOP            COMMON STOCK FUND                EQUITY             SPECTRUM GROWTH FUND
                                FUND                                               INCOME FUND
                       -------------------        --------------------        --------------------     ---------------------

1997  Proceeds                  $1,440,900                  $7,731,912                  $1,077,273                $  232,224
   Cost                          1,415,250                   7,760,594                     670,360                   154,649
                       -------------------        --------------------        --------------------     ---------------------
   Net gain (loss)              $   25,650                  $  (28,682)                 $  406,913                $   77,575
                       ===================        ====================        ====================     =====================

                              EQUITY                  International                  SPECTRUM                    New
                            INDEX FUND                  STOCK FUND                 INCOME FUND              HORIZONS FUND
                       -------------------        --------------------        --------------------     ---------------------

1997  Proceeds                  $7,526,731                  $3,351,534                  $1,847,911                $6,892,730
   Cost                          4,599,867                   2,844,000                   1,706,092                 7,268,438
                       -------------------        --------------------        --------------------     ---------------------
   Net gain (loss)              $2,926,864                  $  507,534                  $  141,819                $ (375,708)
                       ===================        ====================        ====================     =====================

                         SCIENCE & TECHNOLOGY FUND
                       ---------------------------

1997  Proceeds                  $2,138,923
   Cost                          2,173,693
                       -------------------
   Net gain (loss)              $  (34,770)
                       ===================


The cost of investments sold or transferred is determined on a Participant level by the average cost method. Included in the Common Stock Fund are Cyprus Amax common stock net realized losses of $222,902 in 1997.


NOTE 6 - UNREALIZED APPRECIATION/(DEPRECIATION) OF INVESTMENTS
--------------------------------------------------------------

Net unrealized appreciation/(depreciation) of investments amounted to $(8,559,231) and $20,731,678 at December 31, 1997 and 1996, respectively. The change in net unrealized appreciation/(depreciation) resulted in a Plan loss of $29,290,909 in 1997.

                   -----------------------------



NOTE 7 - TRANSFER OF ASSETS TO OTHER PLANS
------------------------------------------


During 1997, $587,272 was transferred to the Equatorial Mining Company savings plan. This amount represents balances held by former Cyprus Mineral Park employees.


NOTE 8 - ALLOCATION OF CYPRUS AMAX STOCK HELD IN LEVERAGED ESOP FUND
--------------------------------------------------------------------

Shares of Cyprus Amax Minerals Company common stock allocated to participants were 248,794 and 248,526 for 1997 and 1996, respectively. Dividend replacement shares were allocated to all Participants who held allocated shares on the ex-dividend date. The number of shares allocated as dividend replacement shares was determined by the closing price of Cyprus Amax common stock on the dividend payment date and amounted to 38,824 in 1997 and 31,200 in 1996. Additional shares allocated to Participants as employer contributions based upon their proportion of Matchable Contributions for the appropriate quarters were 188,093 and 185,411 in 1997 and 1996, respectively. A portion of the shares allocated for 1997 (47,489 shares) was released by the employer contribution made on January 13, 1998, which is reflected as a receivable at December 31, 1997. The portion of shares allocated for 1996 which was reflected as a receivable at December 31, 1996, was 47,850 shares.


All shares were allocated to Participants at their original cost to the Plan of $22.375 per share.


NOTE 9 - TAX STATUS
-------------------

Cyprus Amax received a favorable determination letter from the Internal Revenue Service as to the qualified status of the Plan on October 12, 1995. Since the Plan continues to fulfill the requirements of a qualified plan, the trust which forms a part of the Plan is not subject to tax. Accordingly, no provision for federal or state income taxes has been provided.


NOTE 10 - PLAN AMENDMENTS
-------------------------


Cyprus Amax amended its Plan document as of January 1, 1997 to comply with IRS Regulations regarding the transfer of assets from the Amax Inc. sponsored money purchase pension plan, which was subsequently terminated and merged into the Savings Plan. The amendment states that distributions prior to an employee's retirement, death, disability, or severance from employment are not available with respect to assets transferred to the Savings Plan from the Amax Inc. money purchase pension plan.


In addition, Cyprus Amax restated its Plan document as of January 1, 1997 to change the timing of a loan default to 120 days. This change will permit the loan default provision to better coordinate with the ability of a participant to delay his distribution until the calendar quarter's KSOP contribution has been allocated.

                   -----------------------------

NOTE 11 - Differences Between Financial Statements and Form 5500
-----------------------------------------------------------------

Gains (losses) on the sale of investments as reported in the statement of changes in net assets available for benefits with fund information have been determined on a participant level using the average cost method. For purposes of the Department of Labor's Form 5500, gains (losses) on such sales have been calculated based upon the market value at the beginning of the Plan year in accordance with the requirements of the Form 5500.

In addition, in accordance with guidance issued by the American Institute of Certified Public Accountants, the Plan does not recognize as a liability amounts elected to be withdrawn but not yet distributed as of year end. However, such amounts must be included on the Form 5500. As of December 31, 1997 the Plan had $424,860 benefits payable due to timing of distributions by the Trustee. As of December 31, 1996 there were no benefits payable due to timing of distributions by the Trustee.

                                                                      SCHEDULE I


              CYPRUS AMAX MINERALS COMPANY SAVINGS PLAN AND TRUST
              ---------------------------------------------------

                          ASSETS HELD FOR INVESTMENT
                          --------------------------

                               DECEMBER 31, 1997
                               -----------------



 PARTY IN                            DESCRIPTION          HISTORICAL    CURRENT
 INTEREST        ISSUER             OF INVESTMENT           COST         VALUE
----------  -----------------  -----------------------  ------------  ------------

  Yes       Cyprus Amax        Cyprus Amax Minerals
            Minerals Company     Company common stock
                                 No par value           $123,869,524   $84,286,826
  No        Amoco Corporation  Amoco Corporation
                                 common stock
                                 No par value              1,203,641     4,111,029
  Yes       T. Rowe Price      Prime Reserve Fund         25,706,535    25,706,535
  Yes       T. Rowe Price      Equity Index Fund          35,693,544    59,339,172
  Yes       T. Rowe Price      International Stock
                                 Fund                     10,740,338    11,823,726
  Yes       T. Rowe Price      Spectrum Income
                                 Fund                     15,750,137    16,908,636
  Yes       T. Rowe Price      Stable Value
                                 Fund                     42,164,699    42,164,699
  Yes       T. Rowe Price      New Horizons
                                 Fund                     27,370,929    27,344,084
  Yes       T. Rowe Price      Science &
                                 Technology Fund           8,313,109     7,304,082
  Yes       T. Rowe Price      Equity Income
                                 Fund                     22,147,303    25,376,633
  Yes       T. Rowe Price      Spectrum
                                 Growth Fund               4,532,237     4,567,344
  Yes       Participant Loans  Interest rate
                               6% - 11%, with maturity
                               dates through 2009         12,313,176    12,313,176


              CYPRUS AMAX MINERALS COMPANY SAVINGS PLAN AND TRUST
              ---------------------------------------------------

                 LOANS OR FIXED-INCOME OBLIGATIONS IN DEFAULT
                 --------------------------------------------

                               DECEMBER 31, 1997
                               -----------------

                                                       Amount Received
                                                       During Reporting           Unpaid
                                   Original                  Year                 Balance     Detailed           Amount Overdue
Party in   Identity and Address     Amount           --------------------         at end   Description of    ----------------------
Interest        of Obligor         of Loan             Principal    Int.          of Year     Loan (a)        Principal  Interest
--------        ----------         -------           --------------------         -------  --------------    ----------------------
Yes       John Shanklin (a)         $ 2,500             $    0     $  0           $ 2,500    PROMISSORY NOTE        $ 2,251   $  250
          P.O. Box 642                                                                       Dated: 8/8/97
          Empire, CO  80438                                                                  Maturity: 9/17/99
                                                                                             Interest Rate: 9.50%
Yes       Timothy Huffman (a)       $ 2,900             $   51     $ 10           $ 2,849    PROMISSORY NOTE        $ 2,578   $  271
          191 N. County Rd. 480E                                                             Dated: 5/22/97
          Sutter, IL  62373                                                                  Maturity: 6/25/99
                                                                                             Interest Rate: 9.25%
Yes       Charlotte Holvey (a)      $ 3,101             $  761     $187           $ 3,101    PROMISSORY NOTE        $ 2,788   $  313
          2289 Burt Road                                                                     Dated: 5/24/96
          West Point, IA  52656                                                              Maturity: 7/23/99
                                                                                             Interest Rate: 9.25%
Yes       Carl Lynch (c)            $ 7,000             $  561     $ 14           $   205    PROMISSORY NOTE        $   175   $   30
          611 Carey                                                                          Dated: 4/30/92
          Gillette, WY  82716                                                                Maturity: 5/31/97
                                                                                             Interest Rate: 7.50%
Yes       Douglas McCay (b)         $ 5,000             $  619     $204           $ 2,946    PROMISSORY NOTE        $ 2,554   $  392
          P.O. Box 666                                                                       Dated: 2/23/95
          Paonia, CO  81428                                                                  Maturity: 3/17/00
                                                                                             Interest Rate: 7.50%
Yes       Ralph Gonzales (b)        $ 1,500             $    0     $  0           $ 1,500    PROMISSORY NOTE        $ 1,462   $   38
          HCR Box 844                                                                        Dated: 5/7/97
          Sells, AZ  85634                                                                   Maturity: 12/26/97
                                                                                             Interest Rate: 9.25%
Yes       Jose Almaraz (b)          $ 5,000             $    0     $  0           $ 5,000    PROMISSORY NOTE        $ 4,501   $  499
          3355 S. Burris Rd.                                                                 Dated: 6/6/97
          Casa Grande, AZ  85222                                                             Maturity: 7/23/99
                                                                                             Interest Rate: 9.50%

              CYPRUS AMAX MINERALS COMPANY SAVINGS PLAN AND TRUST
              ---------------------------------------------------

                   LOANS OR FIXED-INCOME OBLIGATIONS IN DEFAULT
                   --------------------------------------------

                               DECEMBER 31, 1997
                               -----------------

                                                       Amount Received
                                                       During Reporting           Unpaid
                                   Original                  Year                 Balance     Detailed           Amount Overdue
Party in   Identity and Address     Amount           --------------------         at end   Description of    ----------------------
Interest        of Obligor         of Loan           Principal   Interest         of Year     Loan (a)        Principal  Interest
--------        ----------         -------           --------------------         -------  --------------    ----------------------
Yes       Roy Russel (a)            $ 2,850             $  349     $150           $ 2,036    PROMISSORY NOTE        $ 1,686   $  350
          P.O. Box 2184                                                                      Dated: 10/23/95
          Globe, AZ  85502                                                                   Maturity: 11/24/00
                                                                                             Interest Rate: 9.75%
Yes       Wayne Powel (a)           $17,000             $1,453     $686           $13,646    PROMISSORY NOTE        $11,005   $2,641
          512 East 400 South                                                                 Dated: 2/22/96
          Price, UT  84501                                                                   Maturity: 3/16/01
                                                                                             Interest Rate: 9.50%
Yes       Joel Lambert (b)          $ 6,500             $1,050     $242           $ 3,133    PROMISSORY NOTE        $ 2,848   $  285
          P.O. Box 67                                                                        Dated: 3/22/95
          Claypool, AZ  85532                                                                Maturity: 4/16/99
                                                                                             Interest Rate: 10.00%

(a) AFTER FAILURE TO CURE NON-PAYMENT, PARTICIPANT WAS NOTIFIED OF DEFAULT STATUS ON JANUARY 28, 1998.
(b) AFTER FAILURE TO CURE NON-PAYMENT, PARTICIPANT WAS NOTIFIED OF DEFAULT STATUS ON MAY 4, 1998.
(c) FINAL PAYMENT DEDUCTED IN JANUARY 1998 FOR PAYOFF IN FEBRUARY 1998.


                                                                                                                        SCHEDULE III

                                       CYPRUS AMAX MINERALS COMPANY SAVINGS PLAN AND TRUST
                                        ---------------------------------------------------
                                              SCHEDULE OF REPORTABLE TRANSACTIONS (a)
                                              ---------------------------------------
                                                   YEAR ENDED DECEMBER 31, 1997
                                                   ----------------------------



   Party in                         Description           Total Number  Total Number  Purchase     Selling    Total Cost
   Interest             Issuer      of Assets             of Purchases    of Sales     Price        Price     of Asset
-----------             ------      ---------             ------------  ------------  ---------    -------    -----------

Yes          Cyprus Amax Minerals
             Company                Common Stock             102            -         $11,931,242              $11,931,242

Yes          Cyprus Amax Minerals
             Company                Common Stock               -          165                   -    9,951,256   9,964,328

Yes          Amoco Corporation      Common Stock               2            -               1,469            -       1,469

Yes          Amoco Corporation      Common Stock               -           35                   -      410,541      78,237

Yes          T. Rowe Price          Stable Value Fund         96            -           8,039,563            -   8,039,563

Yes          T. Rowe Price          Stable Value Fund          -          116                   -   10,692,907  10,692,907

Yes          T. Rowe Price          International
                                    Stock Fund                77            -           3,091,115            -   3,091,115

Yes          T. Rowe Price          International
                                    Stock Fund                 -          132                   -    3,612,130   3,161,886

Yes          T. Rowe Price          New Horizons Fund         77            -           4,872,558            -   4,872,558

Yes          T. Rowe Price          New Horizons Fund          -          132                   -    6,606,382   6,951,232

Yes          T. Rowe Price          Prime Reserve Fund        90            -           6,856,042            -   6,856,042

Yes          T. Rowe Price          Prime Reserve Fund         -          130                   -    6,448,866   6,448,866

Yes          T. Rowe Price          Equity Index 500 Fund    138            -           8,810,017            -   8,810,017

Yes          T. Rowe Price          Equity Index 500 Fund      -           89                   -    7,612,012   5,056,276

Yes          T. Rowe Price          Science and Technology
                                    Fund                     133            -           4,231,394            -   4,231,394

Yes          T. Rowe Price          Science and Technology
                                    Fund                       -           72                   -    2,274,732   2,316,170

Yes          T. Rowe Price          Equity Income Fund       137            -           6,967,890            -   6,967,890

Yes          T. Rowe Price          Equity Income Fund         -           70                   -    2,719,569   2,390,277

Yes          T. Rowe Price          Spectrum Income Fund      88            -           4,224,623            -   4,224,623

Yes          T. Rowe Price          Spectrum Income Fund       -           98                   -    2,715,339   2,587,730

Yes          T. Rowe Price          Spectrum Growth Fund     111            -           2,784,022            -   2,784,022

Yes          T. Rowe Price          Spectrum Growth Fund       -           58                   -      567,257     499,029


                                                           Current Value of
                                                             Asset on             Net
   Party in                         Description             Transaction       Gain/(Loss)
   Interest             Issuer      of Assets                  Date             on Sales
-----------             ------      ---------             ---------------     ----------

Yes          Cyprus Amax Minerals
             Company                Common Stock              $11,931,242      $       -

Yes          Cyprus Amax Minerals
             Company                Common Stock                9,951,256        (13,072)

Yes          Amoco Corporation      Common Stock                    1,469               -

Yes          Amoco Corporation      Common Stock                  410,541         332,304

Yes          T. Rowe Price          Stable Value Fund           8,039,563               -

Yes          T. Rowe Price          Stable Value Fund          10,692,907               -

Yes          T. Rowe Price          International
                                    Stock Fund                  3,091,115               -

Yes          T. Rowe Price          International
                                    Stock Fund                  3,612,130         450,244

Yes          T. Rowe Price          New Horizons Fund           4,875,558               -

Yes          T. Rowe Price          New Horizons Fund           6,606,382       (344,850)

Yes          T. Rowe Price          Prime Reserve Fund          6,856,042               -

Yes          T. Rowe Price          Prime Reserve Fund          6,448,866               -

Yes          T. Rowe Price          Equity Index 500 Fund       8,810,017               -

Yes          T. Rowe Price          Equity Index 500 Fund       7,612,012       2,555,736

Yes          T. Rowe Price          Science and Technology
                                    Fund                        4,231,394               -

Yes          T. Rowe Price          Science and Technology
                                    Fund                        2,274,732        (41,438)

Yes          T. Rowe Price          Equity Income Fund          6,967,890               -

Yes          T. Rowe Price          Equity Income Fund          2,719,569         329,292

Yes          T. Rowe Price          Spectrum Income Fund        4,224,623               -

Yes          T. Rowe Price          Spectrum Income Fund        2,715,339         127,609

Yes          T. Rowe Price          Spectrum Growth Fund        2,784,022               -

Yes          T. Rowe Price          Spectrum Growth Fund          567,257          68,228

(a) Transactions or series of transactions in excess of 5 percent of the current value of the Plan's assets as of January 1, 1997 as defined in
     Section 2520.103-6 of the Department of Labor Rules and Regulations for Reporting and Disclosure under ERISA.