Form 10-Q
period 1998-06-30
CYPRUS AMAX MINERALS CO
filed 1998-08-14
CIK 769589

                                   FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549


                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 30, 1998    Commission File Number 1-10040
                 ---------------                          -------

                         CYPRUS AMAX MINERALS COMPANY
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)



      Delaware                                          36-2684040
-------------------------------------------------------------------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                    Identification Number)



9100 East Mineral Circle, Englewood, Colorado              80112
-------------------------------------------------------------------------------
(Address of principal executive offices)                 (Zip Code)


                                (303) 643-5000
-------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)


                                   No Change
-------------------------------------------------------------------------------
                (Former name, address, and former fiscal year,
                         if changed since last report)


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

Number of shares of common stock outstanding as of August 12, 1998, was 93,663,921 shares.



                        This report contains 25 pages.

                         PART 1. FINANCIAL INFORMATION
                         -----------------------------

ITEM 1. FINANCIAL STATEMENTS
----------------------------

                 CYPRUS AMAX MINERALS COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                      (IN MILLIONS EXCEPT PER SHARE DATA)

                                                           (Unaudited)                  (Unaudited)
                                                          Three Months                   Six Months
                                                         Ended June 30,                Ended June 30,
                                                      -------------------         -------------------------
                                                        1998        1997            1998             1997
                                                      ------       ------         ------           --------
REVENUE                                               $  619       $  842         $ 1,351          $ 1,729
                                                      ------       ------         -------          --------
COSTS AND EXPENSES
Cost of Sales                                            456          549             990            1,089
Selling and Administrative Expenses                       48           38              76               68
Depreciation, Depletion, and Amortization                 97          116             205              214
Write-Downs and Special Charges                            4            5               4              121
Exploration Expense                                       16           10              25               16
                                                      ------       ------         -------          --------
TOTAL COSTS AND EXPENSES                                 621          718           1,300            1,508
                                                      ------       ------         -------          --------
INCOME (LOSS) FROM OPERATIONS                             (2)         124              51              221

OTHER INCOME (EXPENSE)

Interest Income                                            4           12               7               20
Interest Expense                                         (46)         (53)            (94)            (104)
Capitalized Interest                                       1            2               3                8
Equity Investments and Other                              (2)          (4)             (2)              (6)
                                                      ------       ------         -------          --------
INCOME (LOSS) BEFORE INCOME TAXES AND
 MINORITY INTEREST                                       (45)          81             (35)             139
Income Tax Benefit (Provision)                             8          (17)              2              (17)
Minority Interest                                          1            2               1                1
                                                      ------       ------         -------          --------
NET (LOSS) INCOME                                        (36)          66             (32)             123

Preferred Stock Dividends                                 (5)          (5)             (9)              (9)
                                                      ------       ------         -------          --------
INCOME (LOSS) APPLICABLE TO COMMON SHARES             $  (41)       $  61          $  (41)         $   114
                                                      ======        ======         =======         ========
EARNINGS (LOSS) PER COMMON SHARE
 Basic and Diluted                                    $ (.44)/1/    $ .65          $ (.44)/1/      $  1.21

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING

 Basic                                                  93.7         93.4            93.7             93.4
 Diluted                                               103.3        103.1           103.3            103.1

See accompanying notes to financial statements.

/1/"Diluted earnings (loss) per share were anti-dilutive.

                CYPRUS AMAX MINERALS COMPANY AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                      (IN MILLIONS EXCEPT SHARE AMOUNTS)

                                                                   (Unaudited)      (Unaudited)
                                                                     June 30,       December 31,
                                                                       1998             1997
                                                                  -------------     ------------
                             ASSETS
CURRENT ASSETS
Cash and Cash Equivalents                                         $      180        $     250
Accounts and Notes Receivable, Net                                       171              201
Inventories                                                              418              526
Prepaid Expenses                                                          64              147
Deferred Income Taxes                                                     14                8
                                                                  ----------        ---------
    Total Current Assets                                                 847            1,132
PROPERTIES - At Cost, Net                                              3,974            4,978
OTHER ASSETS                                                             620              349
                                                                  ----------        ---------
    Total Assets                                                  $    5,441            6,459
                                                                  ==========        =========
                LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Short-Term Debt                                                   $       58        $      55
Current Portion of Long-Term Debt                                        124              180
Accounts Payable                                                         101              139
Accrued Payroll and Benefits                                              79              100
Accrued Royalties and Interest                                            47               50
Accrued Closure, Reclamation and Environmental                            42               59
Other Accrued Liabilities                                                 88              143
Taxes Payable, Other Than Income Taxes                                    61               67
Income Taxes Payable                                                      10               23
Dividends Payable                                                          5               19
                                                                  ----------        ---------
    Total Current Liabilities                                            615              835
                                                                  ----------        ---------
NONCURRENT LIABILITIES AND DEFERRED CREDITS
Long-Term Debt                                                         1,726            2,089
Capital Lease Obligations                                                 65              113
Deferred Employee and Retiree Benefits                                   339              407
Deferred Closure, Reclamation, and Environmental                         259              352
Deferred Income Taxes                                                     62               57
Other                                                                     77              117
                                                                  ----------        ---------
    Total Noncurrent Liabilities and Deferred Credits                  2,528            3,135
                                                                  ----------        ---------
MINORITY INTEREST                                                         34              159
SHAREHOLDERS' EQUITY
Preferred Stock, $1 Par Value,
  20,000,000 Shares Authorized:
  $4.00 Series A Convertible Stock, $50 Stated Value,
   4,666,667 Authorized, 4,664,302 Issued
   and Outstanding in 1998 and 1997                                        5                5
  Series A Preferred Stock, 500,000 Shares
   Authorized, None Issued or Outstanding                                  -                -
Common Stock, Without Par Value,
  150,000,000 Shares Authorized
  Issued 96,031,029 in 1998 and 96,031,038 in 1997                         1                1
Paid-in Surplus                                                        2,943            2,947
Accumulated Deficit                                                     (568)            (504)
Other                                                                    (13)              (8)
                                                                  ----------        ---------
                                                                       2,368            2,441
Treasury Stock at Cost, 2,374,689 Shares in 1998
  and 2,548,867 Shares in 1997                                           (54)             (58)
Loan to Savings Plan                                                     (50)             (53)
                                                                  ----------        ---------
    Total Shareholders' Equity                                         2,264            2,330
                                                                  ----------        ---------
    Total Liabilities and Shareholders' Equity                    $    5,441        $   6,459
                                                                  ==========        =========

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                 CYPRUS AMAX MINERALS COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN MILLIONS)



                                                          (Unaudited)
                                                           Six Months
                                                         Ended June 30,
                                                        ---------------
                                                         1998      1997
                                                        ------   ------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)                                       $ (32)   $  123

  Depreciation, Depletion, and Amortization               205       214
  Write-Downs and Special Charges                           4       121
  Deferred Income Taxes                                     -         3
  Loss (Gain) on Sale of Assets                            19      (156)
  Changes in Assets and Liabilities Net of Effects
    from Businesses Acquired/Sold                         (79)      (60)
  Other, Net                                               12        17
                                                        -----    ------
NET CASH PROVIDED BY OPERATING ACTIVITIES                 129       262
                                                        -----    ------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital Expenditures                                   (117)    (223)
  Capitalized Interest                                     (3)      (8)
  Advances to and Investments in Affiliates               (58)      (3)
  Collections on Notes Receivable                           3        3
  Proceeds from Sale of Assets                             93      109
  Cash Effect of Deconsolidating Amax Gold Inc.           (17)       -
                                                        -----    -----
NET CASH USED FOR INVESTING ACTIVITIES                    (99)    (122)
                                                        -----    -----
CASH FLOWS FROM FINANCING ACTIVITIES
  Net Proceeds from Issuance of Long-Term Debt              3      190
  Net Borrowings on Short-Term Debt                        18       91
  Payments on Short-Term Debt                             (15)     (37)
  Payments on Debt and Other Obligations                  (51)    (207)
  Payments on Capital lease Obligations                    (5)      (6)
  Proceeds from Issuance of Stock for Employee Benefits     -        1
  Dividends Paid                                          (46)     (46)
  Dividends to Minority Interests                          (4)      (4)
                                                        -----    -----
NET CASH USED FOR FINANCING ACTIVITIES                   (100)     (18)
                                                        -----    -----
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS      (70)     122
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR            250      193
                                                        -----    -----
CASH AND CASH EQUIVALENTS AT END OF PERIOD              $ 180    $ 315
                                                        =====    =====
Non-Cash Investing Activity:
  Note Received for Coal Contract                       $   -    $  31
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

NOTE 2.  INVENTORIES
--------------------

Inventories detailed by component are summarized below (in millions):

                                       (Unaudited)
                                          June           December 31,
                                          1998              1997
                                       -----------       ------------
Component
  In-Process Ores, Concentrates
    and Other                          $   215             $  234
  Finished Goods                           126                178
  Materials and Supplies                    77                114
                                       -------             ------
                                       $   418             $  526
                                       =======             ======

NOTE 3.  FAIR VALUE OF FINANCIAL INSTRUMENTS
--------------------------------------------

The estimated fair values for financial instruments under SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," are made at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. At June 30, 1998, the net carrying value of financial instruments approximated a $1,454 million liability, whereas the fair value approximated a $1,482 million liability. The difference in fair value is primarily due to the volatility in the copper market and a decrease in copper prices, which have increased the value of the copper price protection programs, more than offset by lower interest rates as of June 30, 1998, compared with rates on the Company's debt.

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

Cyprus Miami Mining Corporation and other companies, in conjunction with the Arizona Department of Environmental Quality's Water Quality Assurance Revolving Fund program, continued remediation and assessment of ground water quality at Pinal Creek near Miami, Arizona, throughout 1997. Despite the fact that the ongoing program, initiated in 1989, has resulted in continued improvement of sub-surface water quality in the area, Cyprus Miami was informed that the State of Arizona was contemplating enforcement action against Cyprus Miami and/or other companies in connection with the Pinal Creek water quality issues under federal and state environmental laws. On November 10, 1997, Cyprus Miami, as a member of the Pinal Creek group, joined with the State of Arizona in seeking approval of the District Court for entry of a Consent Decree to resolve all matters related to the contemplated enforcement action. The Decree commits Cyprus Amax and other Pinal Creek group members to complete the work outlined in the remedial action plan submitted to the State in May 1997. The Final Remediation Action Plan will be finalized through provisions of the Decree. Approximately $38 million remained in the Pinal Creek remediation reserve at June 30, 1998. Cyprus Miami has commenced contribution litigation against other parties involved in this matter and has asserted claims against certain of its past insurance carriers. While significant recoveries are expected, Cyprus Miami cannot reasonably estimate the amount and, therefore, has not taken potential recoveries into consideration in the recorded reserve.

At June 30, 1998, Cyprus Amax had accruals of approximately $301 million for expected future mine closure, reclamation, and environmental remediation liabilities. Total reclamation costs for Cyprus Amax at the end of current mine lives are estimated at about $490 million. Additionally, the cost range of reasonably possible outcomes for sites where remediation costs are estimable is from $55 million to $270 million, of which approximately $85 million was reserved at June 30, 1998. Work on these sites is expected to be substantially completed in the next several years, subject to the inherent delays involved in the process. Remediation costs that could not be reasonably estimated at June 30, 1998, are not expected to have a material impact on the financial condition and ongoing operations of the Company.

NOTE 5.  INFORMATION BY INDUSTRY SEGMENT
----------------------------------------

Cyprus Amax operates in three principal industry segments--Copper/Molybdenum, Coal, and Other--which supply mineral products primarily to the construction, automobile, steel, and utility industries and gold to banks and other bullion dealers. The financial information for these segments is presented below (in millions):

                                      (Unaudited)           (Unaudited)
                                     Three Months           Six Months
                                    Ended June 30,        Ended June 30,
                                    ---------------     -----------------
                                     1998      1997     1998         1997
                                    ---------------     -----------------
Segment Revenue
 Copper/Molybdenum                  $ 355     $ 416     $  690     $  810
 Coal                                 191       307        494        737
 Other                                 73       119        167        182
                                    -----     -----     ------     ------
                                    $ 619     $ 842     $1,351     $1,729
                                    =====     =====     ======     ======

Segment Operating Income (Loss)
 Copper/Molybdenum                  $  44     $  97     $   81     $  184
 Coal                                   2        33         32         58
 Other                                (40)       16        (41)        14
                                    -----     -----     ------     ------
                                        6       146         72        256

Corporate                              (8)      (22)       (21)       (35)
Interest, Net                         (41)      (39)       (84)       (76)
Equity Investments and Other           (2)       (4)        (2)        (6)
                                    -----     -----     ------     ------
 Income (Loss) Before Income Taxes
  and Minority Interest               (45)       81        (35)       139
Income Tax Benefit (Provision)          8       (17)         2        (17)
Minority Interest                       1         2          1          1
                                    -----     -----     ------     ------
 Net Income (Loss)                  $ (36)    $  66     $  (32)    $  123
                                    =====     =====     ======     ======

NOTE 6.  DISPOSITIONS
---------------------

On June 1, 1998, Amax Gold completed its merger with Toronto-based Kinross Gold Corporation. Cyprus Amax's 58.8% share of Amax Gold Common Stock was converted into Kinross shares at the rate of 0.8 of a share of Kinross Common Stock for each share of Amax Gold. Cyprus Amax also purchased about $135 million of Kinross Common Stock for cash and indebtedness of Amax Gold. Cyprus Amax owns approximately 31 percent of the new Kinross and received warrants to buy an additional 10 million shares of Kinross. Beginning June 1, 1998, Cyprus Amax reported its investment in Kinross on an equity basis.

On June 29, 1998, Cyprus Amax completed the sale of 11 of its Appalachian and Midwest coal properties to Coal Ventures, Inc. of Ashland, Kentucky. The total value received by Cyprus Amax in the transaction was approximately $300 million, which consisted of $93 million in cash, $140 million in assumption of long-term liabilities, and tax benefits, future royalty, and equipment payments. Cyprus Amax recorded a second quarter after-tax charge of $12 million on the sale.

REVIEW BY INDEPENDENT ACCOUNTANTS
---------------------------------

The financial information as of June 30, 1998, and for the three-month and six-month periods ended June 30, 1998 and 1997, included in Part I pursuant to Rule 10-01 of Regulation S-X has been reviewed by PricewaterhouseCoopers LLP, the Company's independent accountants, in accordance with standards established by the American Institute of Certified Public Accountants. PricewaterhouseCoopers LLP's report is included as page 9 of this quarterly report.

PricewaterhouseCoopers LLP does not carry out any significant or additional audit tests beyond those which would have been necessary if its report had not been included in this quarterly report. Accordingly, such report is not a "report" or "part of a registration statement" within the meaning of Sections 7 and 11 of the Securities Act of 1933 and the liability provisions of Section 11 of such Act do not apply.

                       REPORT OF INDEPENDENT ACCOUNTANTS
                       ---------------------------------


To the Board of Directors and Shareholders of Cyprus Amax Minerals Company

We have reviewed the accompanying consolidated balance sheet of Cyprus Amax Minerals Company and its subsidiaries as of June 30, 1998, and the related consolidated statements of operations and of cash flows for the three-month and six-month periods ended June 30, 1998 and 1997. These financial statements are the responsibility of the Company's management.

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

We previously audited in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1997, and the related consolidated statements of operations, of shareholders' equity, and of cash flows for the year then ended (not presented herein), and in our report dated February 11, 1998, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 1997, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.



/s/ PricewaterhouseCoopers LLP

Denver, Colorado
August 13, 1998

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
-------------------------------------------------------------------------
FINANCIAL CONDITION
-------------------

Actual results may vary materially from any forward looking statements the company makes. All of the information set forth in this Form 10-Q and the 1997 Form 10-K, including without limitation the Cautionary Statement and Risk Factors described, should be considered and evaluated.

RESULTS OF OPERATIONS
---------------------

CYPRUS AMAX MINERALS COMPANY reported a consolidated net loss of $36 million, or 44 cents loss per share, on revenue of $619 million for the second quarter of 1998, compared with 1997 earnings of $66 million, or 65 cents per share, on revenue of $842 million. The 1998 amounts included an after-tax charge of $12 million, or 13 cents per share, on the sale of certain Appalachian and Midwest coal properties, and an after-tax charge of $26 million, or 27 cents per share, for settlements of long-standing legal actions primarily associated with the oil and gas properties acquired in the Amax merger and subsequently sold in 1994. The 1997 amounts included an after-tax gain of $19 million, or 19 cents per share, on the sale of the Kubaka mine to Amax Gold Inc., and an after-tax charge of $5 million, or 5 cents per share, for the costs of a debt tender. Lower second quarter 1998 results largely were attributable to the above-mentioned special charges, and lower copper realizations, partially offset by lower copper cost of sales.

SELECTED RESULTS                             Three Months       Six Months
(In millions except per share data)         Ended June 30,     Ended June 30,
                                            --------------     ---------------
                                             1998    1997        1998    1997
                                            ------  ------     ------- -------
  Revenue                                   $ 619    $ 842     $ 1,351 $ 1,729
  Net Income (Loss)                         $ (36)   $  66     $  (32) $   123
  Basic and Diluted Earnings Per Share      $(.44)   $ .65     $ (.44) $  1.21

The 1998 second quarter revenue of $619 million was $223 million lower than the comparable 1997 quarter due to lower metals realizations and the impact from the coal properties sold.

For the first six months, Cyprus Amax reported a loss of $32 million, or 44 cents loss per share, compared with 1997 earnings for the period of $123 million, or $1.21 per share.

DISPOSITIONS

On June 1, 1998, Amax Gold completed its merger with Toronto-based Kinross Gold Corporation. Cyprus Amax's 58.8% share of Amax Gold Common Stock was converted into Kinross shares at the rate of 0.8 of a share of Kinross Common Stock for each share of Amax Gold. Cyprus Amax also purchased about $135 million of Kinross Common Stock for cash and indebtedness of Amax Gold. Cyprus Amax owns approximately 31 percent of the new Kinross and received warrants to buy an additional 10 million shares of Kinross. Beginning June 1, 1998, Cyprus Amax reports its investment in Kinross on an equity basis.

On June 29, 1998, Cyprus Amax completed the sale of 11 of its Appalachian and Midwest coal properties to Coal Ventures, Inc. of Ashland, Kentucky. The total value received by Cyprus Amax in the transaction was approximately $300 million, which consisted of $93 million in cash, $140 million in assumption of long-term liabilities, and tax benefits, future royalty and equipment payments. Cyprus Amax recorded a second quarter after-tax charge of $12 million on the sale. The sale involved operating properties in Kentucky, West Virginia, Indiana, and Tennessee, which produced about 16 million tons of Cyprus Amax's total coal production of 88 million tons in 1997 and employed about 1,300 people. As a result of the sale, Cyprus Amax Coal reserves declined to 1.9 billion tons and coal revenue is expected to decline to about $920 million in 1998.

SEGMENT RESULTS

Segment income is earnings before corporate overhead, interest, equity investments and other, income taxes, and minority interest.

COPPER/MOLYBDENUM

                                   Three Months      Six Months
                                  Ended June 30,   Ended June 30,
                                  --------------   --------------
SELECTED RESULTS (In millions)     1998     1997    1998   1997
                                  -----    -----   -----  -----
Revenue                           $ 355    $ 416   $ 690  $ 810

Segment Operating Income          $  44    $  97   $  81  $ 184


COPPER/MOLYBDENUM earned $44 million during the second quarter of 1998 compared with earnings of $97 million in the 1997 period. Earnings decreased primarily due to 25 cents per pound lower copper realizations, partially offset by five cents per pound lower copper cost of sales. Additionally, earnings in the second quarter of 1998 included final costs of $6 million arising out of litigation.

Second quarter copper realizations averaged 87 cents per pound, 25 cents lower than the 1997 quarter. As of June 30, 1998, Cyprus Amax has price protection programs in place that will ensure a minimum average realization on an LME basis of 88 cents per pound on 94 million pounds for the third quarter of 1998, and 85 cents per pound on 24 million pounds for the fourth quarter of 1998. Cyprus Amax had previously sold 28 million pounds of second quarter 1998 copper price protection contracts. This sale, along with the copper price protection program, favorably impacted second quarter 1998 operating earnings by $19 million.


                                           Three Months       Six Months
SELECTED OPERATING DATA                   Ended June 30,    Ended June 30,
                                         ---------------   ---------------
(In millions except as noted)             1998     1997     1998     1997
                                         ------   ------   ------   ------
Copper Sales Volume, Pounds                 295      281      568      547
Produced Copper Sold, Pounds                251      255      494      506
Copper Production, Pounds                   234      265      467      506
Average Copper Realization, $/Pound      $  .87   $ 1.12   $  .87   $ 1.11

Cost of Sales, $/Pound                   $  .73   $  .78   $  .74   $  .80
Net Cash Cost, $/Pound                   $  .57   $  .62   $  .57   $  .63
Full Cost, $/Pound                       $  .72   $  .74   $  .72   $  .75

Bagdad
------
Production - Pounds                          54       64      106      123
Material Mined - Tons                      15.6     19.4     31.4     38.1
Ore Mined - Tons                            7.7      7.8     14.6     14.8
Ore Milled - Tons                           7.4      7.7     14.8     15.0
Ore Grade - %                               .38      .44      .37      .44

Miami
-----
Production - Pounds                          41       39       81       73
Material Mined - Tons                      25.7     25.7     49.2     50.4
Ore Mined - Tons                            8.0      7.6     16.8     15.7

Ore Grade - %                           .35     .52     .32     .52

Sierrita
--------
Production - Pounds                      54      68     109     128
Material Mined - Tons                  23.3    24.0    46.9    47.1
Ore Mined - Tons                        9.9    10.6    19.4    21.0
Ore Milled - Tons                      10.2    10.3    19.9    20.9
Ore Grade - %                           .25     .31     .26     .29

Cerro Verde
-----------
Production - Pounds                      32      30      63      60
Material Mined - Tons                   8.8    10.2    16.7    19.4
Ore Mined - Tons                        2.5     2.5     4.8     4.5
Ore Grade - %                           .78     .77     .80     .81

El Abra
-------
Production - Pounds (51%)                51      53     104     102
Material Mined - Tons (100%)            9.8     6.4    19.2    14.6
Ore Mined - Tons (100%)                 9.1     6.4    18.0    14.6
Ore Grade - %                           .79     .94     .79     .95

Molybdenum Sales - Pounds                16      15      32      31
Produced Molybdenum Sold - Pounds        16      15      32      31
Molybdenum Production - Pounds           16      16      31      32
Average Realization - $/Pound        $ 5.31  $ 5.59  $ 5.20  $ 5.58

Henderson
---------
Production - Pounds                     8.0     9.4    16.4    18.9
Material Mined - Tons                   1.7     2.0     3.5     3.9
Ore Milled - Tons                       1.7     2.0     3.5     3.9
Ore Grade - %                           .26     .26     .25     .26

During the quarter, Cyprus Amax sold 251 million pounds of produced copper, 4 million pounds lower than in the 1997 second quarter. Cost of sales decreased five cents per pound from the 1997 period to 73 cents per pound for the second quarter of 1998. This decrease reflects lower worldwide costs from all operations.

Second quarter net cash costs decreased five cents per pound from the 1997 second quarter to 57 cents per pound primarily reflecting lower costs from all operations.

Copper production totaled 234 million pounds for the quarter, 31 million pounds lower than in the 1997 period. The decrease is in accordance with a plan to reduce higher cost domestic sulfide ore production until copper prices improve.

Primary molybdenum operations earned $16 million for the second quarter compared with $17 million for the 1997 period. The 1998 second quarter realizations averaged $5.31 per pound compared with $5.59 per pound during the 1997 quarter. Production of 16 million pounds was comparable to 1997, and sales increased 1 million pounds to 16 million pounds for the second quarter of 1998.

For the first six months, Copper/Molybdenum earnings were $81 million compared with $184 million in 1997. The lower earnings primarily reflect 24 cents per pound lower copper realizations partially offset by 6 cents per pound lower copper cost of sales.

COAL

                                        Three Months       Six Months
                                       Ended June 30,    Ended June 30,
                                       ---------------   ---------------
SELECTED RESULTS (In millions)          1998     1997     1998     1997
                                       ------   ------   ------   ------

Revenue                                $  191   $  307   $  494   $  737
Segment Operating Income               $    2   $   33   $   32   $   58


COAL reported second quarter earnings of $2 million compared with 1997 second quarter earnings of $33 million. During the second quarter of 1998, Coal reported a pre-tax charge of $16 million on the sale of certain Appalachian and Midwest coal properties. The remaining decrease in earnings primarily related to lower production resulting from longwall moves at Emerald, Cumberland, and Twentymile, lower realization at Twentymile due to the renewal of a contract at a lower price, and the absence of operating earnings from the sold properties in the second quarter of 1998.


                                                Three Months       Six Months
                                               Ended June 30,    Ended June 30,
                                               ---------------   ---------------
SELECTED OPERATING DATA                         1998     1997     1998     1997
                                               ------   ------   ------   ------
Sales Volume - Millions of Tons
-------------------------------
  Eastern Mines                                   3.5      7.0     10.8     13.7
  Western Mines - Powder River Basin             11.1     10.5     20.9     20.5
  Western Mines - Other                           2.9      2.9      6.0      6.0
  Springvale                                       .3       .4       .6       .8
                                               ------   ------   ------   ------
     Total Sales                                 17.8     20.8     38.3     41.0
                                               ======   ======   ======   ======

  Oakbridge Equity Share                          1.4      1.5      2.8      2.8

Average Realization - $/Ton                    $11.35   $14.54   $12.92  $ 14.32

Domestic Average Contract Price - $/Ton        $10.59   $13.84   $12.29  $ 13.64
Domestic Average Spot Price - $/Ton            $19.55   $16.98   $17.52  $ 16.78
Australian Contract Price - $/Ton              $22.88   $25.89   $21.78  $ 26.19
Australian Spot Price - $/Ton                  $18.85   $23.39   $18.37  $ 22.58

Average Cost of Sales - $/Ton                  $10.58   $12.84   $11.90  $ 13.46
Average Cash Cost - $/Ton                      $ 8.75   $11.12   $10.24  $ 11.74
Average Unit Costs - $/Ton                     $10.56   $13.16   $11.96  $ 13.64

Clean Production - Millions of Tons
-----------------------------------
  Pennsylvania                                    2.6      3.3      5.9      5.7
  Kentucky                                          -      1.4      2.0      3.1
  West Virginia                                     -      2.0      1.5      3.9
  Midwest                                          .4       .9      1.3      2.3
  Wyoming - Powder River                         10.7     10.4     20.4     20.5
  Colorado                                        2.1      3.5      5.1      5.6
  Utah                                             .4       .4       .8       .9
  Springvale                                       .4       .4       .6       .5
                                               ------   ------   ------   ------
     Total Production                            16.6     22.3     37.6     42.5
                                               ======   ======   ======   ======

  Oakbridge Equity Share                          1.4      1.4      2.9      2.3

The 1998 second quarter statistics for average realization, cost of sales, cash cost and unit costs decreased 18 to 22 percent per ton due to the properties sold. Following are the above statistics restated for all periods presented to exclude the sold properties.

                                        Three Months       Six Months
                                       Ended June 30,    Ended June 30,
                                       --------------    --------------
                                        1998    1997      1998    1997
                                       ------  ------    ------  ------
Average Realization - $/Ton            $11.35  $12.42    $11.60  $12.17
Average Cost of Sales - $/Ton          $10.58  $10.67    $10.63  $11.38
Average Cash Cost - $/Ton              $ 8.75  $ 9.05    $ 8.89  $ 9.62
Average Unit Costs - $/Ton             $10.56  $11.05    $10.69  $11.56

Coal production of 18 million tons in the second quarter was 6 million tons lower than in 1997, and sales of 19 million tons were 3 million tons lower than in the second quarter of 1997.

Longwall start-up at the Willow Creek mine in Utah commenced in mid-July 1998. The geologic conditions that delayed the start-up appear to be much less severe in the second panel and non-existent in the third panel and beyond, based on extensive drilling.

Cyprus Amax's equity share in Oakbridge, which is reported in Interest, Equity Investments and Other, was a loss of $2 million for the second quarter of 1998 compared with a loss of $4 million in the comparable 1997 period.

For the first six months, Coal earned $32 million compared with $58 million for the first half of 1997.


OTHER MINERALS

                                            Three Months      Six Months
                                           Ended June 30,    Ended June 30,
                                           --------------    --------------
SELECTED RESULTS (In millions)              1998    1997      1998    1997
                                           ------  ------    ------  ------
   Segment Operating Income                $  (40)  $  16    $  (41)  $  14
                                           ======   =====    ======   =====
   Lithium                                 $    4   $   6    $    8   $  11
   Amax Gold                                    2       2        10       3
   Businesses Sold/Non-Operating              (29)     (1)      (30)     (3)
   Exploration Expense                        (16)    (10)      (25)    (16)
   Other/Kubaka Gain                           (1)     19        (4)     19
                                           ------   -----    ------   -----
   Total                                   $  (40)  $  16    $  (41)  $  14
                                           ======   =====    ======   =====

SELECTED OPERATING DATA (In millions)
   Lithium
       Sales Volumes - Millions of Lbs.
        Carbonate Equiv.                     10.8    12.9      21.8    23.7
   Gold (100 percent basis)(1)
       Sales Volumes - Thousands of Ounces    161     196       346     295
/(1)/Data through May 31, 1998.

OTHER MINERALS, which includes Lithium, Amax Gold, Exploration, and Businesses Sold/Non-Operating and other, had a combined loss of $40 million compared with $16 million of earnings for the second quarter of 1997. Lithium earned $4 million, which was $2 million lower than the 1997 second quarter, due primarily to lower carbonate prices and lower sales volumes. Amax Gold earned $2 million for the second quarter, which was comparable to 1997. Amax Gold's earnings reflected two months of results as its merger with Kinross Gold Corporation was completed on June 1, 1998. After this date, Cyprus Amax's investment in Kinross Gold earnings will be reflected in Equity Investments and Other. Businesses Sold/Non-Operating loss increased $28 million to $29 million primarily due to the settlement of litigation associated with the oil and gas properties acquired with the Amax merger and subsequently sold in 1994. During the second quarter of 1997, Cyprus Amax sold Kubaka to Amax Gold and recorded a gain of $19 million, reflecting the minority interest's share. Exploration expense of $16 million was $6 million higher than last year due to the expenses associated with Cyprus Amax's Kansanshi copper predevelopment project in Africa and Frieda River copper and gold exploration project in Papua New Guinea. More than half of the quarter's exploration expense relate to those projects.

The year-to-date earnings for Other Minerals declined to a $41 million loss compared to earnings of $14 million in the first six months of 1997 primarily due to Amax Gold monetizing a portion of its foreign tax net operating losses resulting in a gain of $7 million, the above-mentioned oil and gas litigation settlement, exploration expenses associated with the Kansanshi and Frieda River projects, and the absence of the Kubaka gain of $19 million.

CORPORATE expenses for the second quarter were $8 million, or $14 million lower, and for the first half of 1998 were $21 million, or $14 million lower than the same periods in 1997 primarily due to the absence of a pre-tax cost of $7 million for the debt tender in 1997, and further cost reductions.

INTEREST, EQUITY INVESTMENTS AND OTHER expense was $43 million for the 1998 second quarter, which was comparable to 1997. Net interest expense of $41 million for the second quarter of 1998 was $2 million higher than the 1997 period. Interest expense decreased by $7 million, however interest income decreased by $8 million from the 1997 second quarter. Year-to-date interest, equity and other expense of $86 million was $4 million higher than in 1997 primarily due to the above-mentioned factors.


LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1998, the Company had a ratio of long-term debt to total capitalization of 44.2 percent, a ratio of current assets to current liabilities of 1.4 to 1.0, and a cash balance of $180 million at June 30. At December 31, 1997, the comparable ratios were 48.6 percent and 1.4 to 1.0, respectively. The Company's cash balance decreased from $250 million to $180 million at June 30 due primarily to capital expenditures of $117 million, advances to and investments in affiliates of $58 million, net debt repayments of $50 million, dividend payments of $46 million, partially offset by cash provided by operations of $129 million and proceeds from the sale of assets of $93 million.

For the first six months of 1998, capital expenditures, excluding capitalized interest, were $117 million. Copper/Moly capital expenditures of $52 million included $21 million for the Henderson 2000 project and the remainder primarily for sustaining and replacement capital. Coal capital expenditures of $55 million included $35 million for the development of the Willow Creek mine in Utah and the remainder primarily for sustaining and replacement capital. Other Minerals capital expenditures included expenditures of $6 million primarily for the Refugio and Fort Knox mines. Total capital spending for 1998 is projected to be less than $250 million, with over 59 percent and 35 percent spent on copper/moly and coal projects, respectively.

For the full year 1998, Cyprus Amax expects to spend approximately $105 million for reclamation, remediation, and environmental compliance.

During 1998, Cyprus Amax expects to be able to generate sufficient funds for general corporate purposes, capital expenditures, and acquisitions through internally generated funds, sales of selected assets, and existing or new borrowings.

Cyprus Amax paid regular dividends of 20 cents per share on its common stock and $1.00 per preferred share during the quarter. At June 30, 1998, 93,656,340 shares of the Company's Common Stock were outstanding.

Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", was issued in June 1998. SFAS 133 requires companies to report the fair-market value of derivatives on the balance sheet and record in income and other comprehensive income, as appropriate, any changes in the fair value of the derivative. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company is currently evaluating the impact of the statement.

CAUTIONARY "SAFE HARBOR" STATEMENT UNDER THE UNITED STATES PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

With the exception of historical matters, the matters discussed in this report are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from projected results. Such forward-looking statements include statements regarding projections of mineral production levels, such as cash operating costs, capital expenditure levels, certain significant cost and expenses, price protection programs, percentage increases and decreases in production from the Company's operations, schedules for completion of feasibility studies and initial feasibility studies, potential increases in reserves and production, the timing and scope of future drilling and other exploration activities, expectations regarding receipt of permits and commencement of mining or production, anticipated recovery rates, and potential acquisitions or increases in property interests. Factors that could cause actual results to differ materially include changes in relevant mineral prices, mineral supply contract renegotiations, the presence or absence of price protection programs, unanticipated ore grade, geological, hydrological, metallurgical, processing, access, transportation activities, results of pending and future feasibility studies, operating and development project risks, changes in project parameters as plans continue to be refined, political, economic and operational risks of foreign and domestic operations, joint venture relationships, competitive conditions, availability of materials and equipment, the timing and receipt of governmental permits, changes in laws or regulations or their interpretation and application, force majeure events, the failure of plant, equipment or processes to operate in accordance with specifications or expectations, accidents, adverse weather, labor relations, delays in start-up dates, environmental costs and risks, the outcome of acquisition negotiations, and general domestic and international economic and political conditions, as well as other factors described herein or in the Company's filings with the U.S. Securities and Exchange Commission. Many of these factors are beyond the Company's ability to predict or control. Readers are cautioned not to put undue reliance on forward-looking statements.

                                 PART II - OTHER INFORMATION


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

Item 5.  Other Information
--------------------------

Shareholder Proposal Date
-------------------------

Shareholders may submit proposals on matters appropriate for shareholder action consistent with applicable law and the Company's By-Laws.

For the 1999 Annual Meeting of Shareholders, shareholders must submit written notice to the Secretary of Cyprus Amax of a director nomination on or before February 5, 1999 and written notice to the Secretary of Cyprus Amax of any other proposal on or before March 29, 1999 in order to be considered at the meeting.

In addition, in order to have a shareholder proposal included in the proxy statement and form of proxy for the 1999 Annual Meeting of Shareholders, a shareholder must submit the proposal to the Secretary of Cyprus Amax on or before November 20, 1998.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(a) The following Exhibits are being filed as part of this Quarterly Report on Form 10-Q:


                                                                   Page in
                                                                  Sequential
     Exhibit                                                      Numbering
     Number                      Document                          System
     -------                     --------                         ----------

      (11)   Statement re computation of per share earnings.

      (15)   Letter re unaudited interim financial information.

      (27)   Financial data schedule.

(b) A Form 8-K was filed during the quarter ended June 30, 1998 in regards to the Amax Gold Inc. and Kinross Gold Corporation merger.

                                   SIGNATURE
                                   ---------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   CYPRUS AMAX MINERALS COMPANY
                                   ----------------------------
                                            Registrant



Date:   August 13, 1998       /s/         John Taraba
        ---------------       ------------------------------------
                                       Vice President and
                                          Controller