Form 10-Q
period 1998-09-30
CYPRUS AMAX MINERALS CO
filed 1998-11-16
CIK 769589

                                  FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC  20549


                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 1998    Commission File Number 1-10040
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

Number of shares of common stock outstanding as of November 13, 1998, was 90,938,782 shares.



                        This report contains 27 pages.

                       PART I.   FINANCIAL INFORMATION
                       -------------------------------

Item 1.  Financial Statements
-----------------------------

                CYPRUS AMAX MINERALS COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF OPERATIONS
                     (In Millions Except Per Share Data)

                                                                       (Unaudited)                           (Unaudited)
                                                                      Three Months                           Nine Months
                                                                   Ended September 30,                   Ended September 30,
                                                          ----------------------------------    ----------------------------------
                                                                 1998               1997               1998               1997
                                                          ---------------    ---------------    ---------------    ---------------

Revenue                                                            $  585            $   860           $  1,936             $2,589
                                                                   ------            -------           --------             ------

Costs and Expenses
Cost of Sales                                                         428                592              1,419              1,684
Selling and Administrative Expenses                                    22                 32                 98                100
Depreciation, Depletion, and Amortization                              80                122                284                333
Write-Downs and Special Charges                                         -                 17                  4                139
Exploration Expense                                                     9                 10                 34                 26
                                                                   ------            -------           --------             ------
Total Costs and Expenses                                              539                773              1,839              2,282
                                                                   ------            -------           --------             ------
Income from Operations                                                 46                 87                 97                307
Other Income (Expense)
Interest Income                                                         3                  9                 10                 30
Interest Expense                                                      (37)               (53)              (131)              (157)
Capitalized Interest                                                    1                  1                  4                  9
Equity Investments and Other                                           13                 (2)                11                 (8)
                                                                   ------            -------           --------             ------
Income (Loss) Before Income Taxes and
    Minority Interest                                                  26                 42                 (9)               181
Income Tax (Provision) Benefit                                         (6)                 1                 (4)               (16)
Minority Interest                                                      (1)                 1                  -                  2
                                                                   ------            -------           --------             ------
Net Income (Loss)                                                      19                 44                (13)               167
Preferred Stock Dividends                                              (5)                (5)               (14)               (14)
                                                                   ------            -------           --------             ------
Income (Loss) Applicable to Common Shares                          $   14            $    39           $    (27)            $  153
                                                                   ======            =======           ========             ======

Earnings (Loss) Per Common Share
    Basic                                                          $  .16            $   .42           $   (.28)            $ 1.63
    Diluted                                                           .16 (1)            .42 (1)           (.28) (1)        $ 1.61
Weighted Average Common Shares Outstanding
    Basic                                                            92.9               93.4               93.4               93.4
    Diluted                                                         102.5              103.1              103.0              103.1

See accompanying notes to financial statements.

(1) Diluted earnings (loss) per share were anti-dilutive.

                 CYPRUS AMAX MINERALS COMPANY AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                      (In Millions Except Share Amounts)

                                        Assets                                           (Unaudited)
                                                                                        September 30,     December 31,
                                                                                             1998             1997
                                                                                      ---------------  ---------------
Current Assets
Cash and Cash Equivalents                                                                      $  166           $  250
Accounts and Notes Receivable, Net                                                                172              201
Inventories                                                                                       407              526
Prepaid Expenses                                                                                   62              147
Deferred Income Taxes                                                                              11                8
                                                                                               ------           ------
    Total Current Assets                                                                          818            1,132
Properties - At Cost, Net                                                                       3,937            4,978
Other Assets                                                                                      625              349
                                                                                               ------           ------
    Total Assets                                                                               $5,380           $6,459
                                                                                               ======           ======
Liabilities and Shareholders' Equity
Current Liabilities
Short-Term Debt                                                                                $   52           $   55
Current Portion of Long-Term Debt                                                                 123              180
Accounts Payable                                                                                   77              139
Accrued Payroll and Benefits                                                                       79              100
Accrued Royalties and Interest                                                                     61               50
Accrued Closure, Reclamation and Environmental                                                     41               59
Other Accrued Liabilities                                                                          80              143
Taxes Payable, Other Than Income Taxes                                                             70               67
Income Taxes Payable                                                                               16               23
Dividends Payable                                                                                   -               19
                                                                                               ------           ------
    Total Current Liabilities                                                                     599              835
                                                                                               ------           ------
Noncurrent Liabilities and Deferred Credits
Long-Term Debt                                                                                  1,723            2,089
Capital Lease Obligations                                                                          41              113
Deferred Employee and Retiree Benefits                                                            344              407
Deferred Closure, Reclamation, and Environmental                                                  248              352
Deferred Income Taxes                                                                              61               57
Other                                                                                              69              117
                                                                                               ------           ------
    Total Noncurrent Liabilities and Deferred Credits                                           2,486            3,135
                                                                                               ------           ------
Minority Interest                                                                                  35              159
Shareholders' Equity
Preferred Stock, $1 Par Value,
    20,000,000 Shares Authorized:
    $4.00 Series A Convertible Stock, $50 Stated Value,
      4,666,667 Authorized, 4,664,302 Issued
      and Outstanding in 1998 and 1997                                                              5                5
    Series A Preferred Stock, 500,000 Shares
      Authorized, None Issued or Outstanding                                                        -                -
Common Stock, Without Par Value,
    150,000,000 Shares Authorized,
    Issued 96,031,021 in 1998 and 96,031,038 in 1997                                                1                1
Paid-In Surplus                                                                                 2,919            2,947
Accumulated Deficit                                                                              (568)            (504)
Other                                                                                             (13)              (8)
                                                                                               ------           ------
                                                                                                2,344            2,441
Treasury Stock at Cost, 4,862,517 Shares in 1998
  and 2,548,867 Shares in 1997                                                                    (84)             (58)
Loan to Savings Plan                                                                                -              (53)
                                                                                               ------           ------
  Total Shareholders' Equity                                                                    2,260            2,330
                                                                                               ------           ------
  Total Liabilities and Shareholders' Equity                                                   $5,380           $6,459
                                                                                               ======           ======

See accompanying notes to financial statements.

                 CYPRUS AMAX MINERALS COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In Millions)

                                                                                             (Unaudited)
                                                                                             Nine Months
                                                                                         Ended September 30,
                                                                         -------------------------------------------------
                                                                                  1998                          1997
                                                                         -------------------           -------------------
Cash Flows from Operating Activities
Net (Loss) Income                                                                      $ (13)                        $ 167

  Depreciation, Depletion, and Amortization                                              284                           333
  Write-Downs and Special Charges                                                          4                           139
  Deferred Income Taxes                                                                    -                             8
  Loss (Gain) on Sale of Assets                                                           10                          (171)
  Changes in Assets and Liabilities Net of Effects
   from Businesses Acquired/Sold                                                         (95)                         (115)
  Other, Net                                                                              21                            21
                                                                                       -----                         -----
Net Cash Provided by Operating Activities                                                211                           382
                                                                                       -----                         -----

Cash Flows from Investing Activities
  Capital Expenditures                                                                  (170)                         (278)
  Capitalized Interest                                                                    (4)                           (9)
  Advances to and Investments in Affiliates                                              (62)                           13
  Collections on Notes Receivable                                                          4                             5
  Proceeds from Sale of Assets                                                           115                           146
Net Cash Used for Investing Activities
  Deconsolidation of Amax Gold Inc.                                                      (18)                            -
                                                                                       -----                         -----
Net Cash Used for Investing Activities                                                  (135)                         (123)
                                                                                       -----                         -----

Cash Flows from Financing Activities
  Net Proceeds from Issuance of Long-Term Debt                                             3                           198
  Net Borrowings on Short-Term Debt                                                       21                            91
  Payments on Short-Term Debt                                                            (24)                          (44)
  Payments on Debt and Other Obligations                                                 (81)                         (377)
  Proceeds from Issuance of Stock for Employee Benefits                                    -                             1
  Dividends Paid                                                                         (70)                          (69)
  Dividends to Minority Interests                                                         (4)                           (5)
  Stock Repurchase Program                                                                (5)                            -
                                                                                       -----                         -----
Net Cash Used For Financing Activities                                                  (160)                         (205)
                                                                                       -----                         -----

Net (Decrease) Increase in Cash and Cash Equivalents                                     (84)                           54
Cash and Cash Equivalents at Beginning of Year                                           250                           193
                                                                                       -----                         -----

Cash and Cash Equivalents at End of Period                                             $ 166                         $ 247
                                                                                       =====                         =====

Non-Cash Investing Activity:
  Note Received for Coal Contract                                                          -                         $  31
                                                                                       =====                         =====

See accompanying notes to financial statements.

                 CYPRUS AMAX MINERALS COMPANY AND SUBSIDIARIES
                         NOTES TO FINANCIAL STATEMENTS

Note 1.  Basis of Presentation
------------------------------

The accompanying interim unaudited financial statements include all adjustments which are, in the opinion of management, necessary for a fair presentation. Results for any interim period are not necessarily indicative of the results that may be achieved in future periods. The financial information as of this interim date should be read in conjunction with the financial statements and notes thereto contained in Cyprus Amax's ("the Company") Annual Report on Form 10-K for the year ended December 31, 1997.

Note 2.  Inventories
--------------------

Inventories detailed by component are summarized below (in millions):

                                                         (Unaudited)                December 31,
                                                        September 30,                   1997
                                                            1998
                                                   --------------------        --------------------
Component
In-Process Ores, Concentrates,
   and Other                                                      $ 211                       $ 234
 Finished Goods                                                     121                         178
 Materials and Supplies                                              75                         114
                                                                  -----                       -----
                                                                  $ 407                       $ 526
                                                                  =====                       =====

Note 3.  Fair Value of Financial Instruments
--------------------------------------------

The estimated fair values for financial instruments under SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," are made at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. At September 30, 1998, the net carrying value of financial instruments approximated a $1,470 million liability, whereas the fair value approximated a $1,507 million liability. The difference in fair value is primarily due to lower interest rates as of September 30, 1998, compared with rates on the Company's debt.

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

Cyprus Miami Mining Corporation and other companies, in conjunction with the Arizona Department of Environmental Quality's Water Quality Assurance Revolving Fund program, continued remediation and assessment of ground water quality at Pinal Creek near Miami, Arizona, throughout 1997. Despite the fact that the ongoing program, initiated in 1989, has resulted in continued improvement of sub-surface water quality in the area, Cyprus Miami was informed that the State of Arizona was contemplating enforcement action against Cyprus Miami and/or other companies in connection with the Pinal Creek water quality issues under federal and state environmental laws. On November 10, 1997, Cyprus Miami, as a member of the Pinal Creek group, joined with the State of Arizona in seeking approval of the District Court for entry of a Consent Decree to resolve all matters related to the contemplated enforcement action. On August 13, 1998 the court approved the Decree that commits Cyprus Amax and other Pinal Creek group members to complete the work outlined in the remedial action plan submitted to the State in May 1997. Approximately $41 million remained in the Pinal Creek remediation reserve at September 30, 1998. Since the approval of the Consent Decree, Cyprus Miami has been undertaking a comprehensive reassessment of expected costs for completing the Pinal Creek remediation and expects to conclude the review in the fourth quarter of 1998. Cyprus Miami has commenced contribution litigation against other parties involved in this matter and has asserted claims against certain of its past insurance carriers. While significant recoveries are expected, Cyprus Miami cannot reasonably estimate the amount and, therefore, has not taken potential recoveries into consideration in the recorded reserve.

At September 30, 1998, Cyprus Amax had accruals of approximately $289 million for expected future mine closure, reclamation, and environmental remediation liabilities. Total reclamation costs for Cyprus Amax at the end of current mine lives are estimated at about $490 million. Additionally, the cost range of reasonably possible outcomes for sites where remediation costs are estimable is from $50 million to $260 million, of which approximately $77 million was reserved at September 30, 1998. Work on these sites is expected to be substantially completed in the next several years, subject to the inherent delays involved in the process.

Note 5.  Information by Industry Segment
----------------------------------------

Cyprus Amax operates in three principal industry segments--Copper/Molybdenum, Coal, and Other--which supply mineral products primarily to the construction, automobile, steel, and utility industries and gold to banks and other bullion dealers. The financial information for these segments is presented below (in millions):

                                                                  (Unaudited)                              (Unaudited)
                                                                 Three Months                              Nine Months
                                                              Ended September 30,                      Ended September 30,
                                                     ----------------------------------       ----------------------------------
                                                           1998                1997                 1998                1997
                                                     --------------      --------------       --------------      --------------
Segment Revenue
    Copper/Molybdenum                                         $ 322               $ 401               $1,011              $1,211
    Coal                                                        238                 353                  732               1,090
    Other                                                        25                 106                  193                 288
                                                              -----               -----               ------              ------
                                                              $ 585               $ 860               $1,936              $2,589
                                                              =====               =====               ======              ======
Segment Operating Income (Loss)
    Copper/Molybdenum                                         $  25               $  79               $  107              $  263
    Coal                                                         33                  26                   65                  84
    Other                                                        (1)                 (2)                 (43)                 12
                                                              -----               -----               ------              ------
                                                                 57                 103                  129                 359

Corporate                                                       (11)                (16)                 (32)                (52)
Interest, Net                                                   (33)                (43)                (117)               (118)
Equity Investments and Other                                     13                  (2)                  11                  (8)
                                                              -----               -----               ------              ------
    Income (Loss) Before Income Taxes and
      Minority Interest                                          26                  42                   (9)                181
Income Tax (Provision) Benefit                                   (6)                  1                   (4)                (16)
Minority Interest                                                (1)                  1                    -                   2
                                                              -----               -----               ------              ------
    Net Income (Loss)                                         $  19               $  44               $  (13)             $  167
                                                              =====               =====               ======              ======

Note 6.  Dispositions
---------------------

On October 13, 1998, Cyprus Amax completed the sale of its Cyprus Foote Mineral Company lithium subsidiary to an affiliate of Chemetall GmbH, a specialty chemicals unit of Metallgesellschaft AG. Cyprus Amax received $305 million in cash in the transaction and expects to report a pre-tax gain of approximately $150 million from the sale. This should result in an after-tax gain of slightly over $100 million in the fourth quarter.

On June 29, 1998, Cyprus Amax completed the sale of 11 of its Appalachian and Midwest coal properties to Coal Ventures, Inc. of Ashland, Kentucky. The total value received by Cyprus Amax in the transaction was approximately $300 million, which consisted of $93 million in cash, $140 million in assumption of long-term liabilities, and tax benefits, future royalties and equipment payments. Cyprus Amax recorded a second quarter after-tax charge of $12 million on the sale.

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

Review by Independent Accountants
---------------------------------

The financial information as of September 30, 1998, and for the three-month and nine-month periods ended September 30, 1998 and 1997, included in Part I pursuant to Rule 10-01 of Regulation S-X has been reviewed by PricewaterhouseCoopers LLP, the Company's independent accountants, in accordance with standards established by the American Institute of Certified Public Accountants. PricewaterhouseCoopers LLP's report is included as page 9 of this quarterly report.

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

                       REPORT OF INDEPENDENT ACCOUNTANTS
                       ---------------------------------


To the Board of Directors and Shareholders of Cyprus Amax Minerals Company

We have reviewed the accompanying consolidated balance sheet of Cyprus Amax Minerals Company and its subsidiaries as of September 30, 1998, and the related consolidated statements of operations and of cash flows for the three-month and nine-month periods ended September 30, 1998 and 1997. These financial statements are the responsibility of the Company's management.

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

Denver, Colorado
November 16, 1998

Item 2. Management's Discussion and Analysis of Results of Operations and
-------------------------------------------------------------------------
Financial Condition
-------------------

Actual results may vary materially from any forward-looking statements the company makes. All of the information set forth in this Form 10-Q and the 1997 Form 10-K, including without limitation the Cautionary Statement and Risk Factors described, should be considered and evaluated.

Results of Operations
---------------------

Cyprus Amax Minerals Company reported consolidated net income of $19 million, or 16 cents per share, on revenue of $585 million for the third quarter of 1998, compared with 1997 earnings of $44 million, or 42 cents per share, on revenue of $860 million. The 1998 amounts included after-tax gains of $26 million, or 28 cents per share, from the sales of certain assets and after-tax gains of $5 million, or 6 cents per share, from favorable coal legal settlements. Of the $26 million of after-tax gains from the sales of certain assets, $13 million was from the sale of hedge positions by Kinross Gold Corporation, $10 million on the sale of an Oakbridge Ltd. Coal mine in Australia, and $3 million on the sale of real estate. The 1997 amounts included an $8 million favorable prior year tax settlement. Lower third quarter 1998 results, excluding the above-mentioned special charges, reflected lower copper and molybdenum realizations, partially offset by lower copper cost of sales.

                                                                  Three Months                           Nine Months
Selected Results                                               Ended September 30,                   Ended September 30,
                                                         -----------------------------        --------------------------------
(In millions except per share data)                           1998             1997                 1998              1997
                                                         ------------     ------------        -------------      -------------

  Revenue                                                       $ 585            $ 860               $1,936             $2,589

  Net Income (Loss)                                             $  19            $  44               $  (13)            $  167

  Basic Earnings Per Share                                      $ .16            $ .42               $ (.28)            $ 1.63

The 1998 third quarter revenue of $585 million was $275 million lower than the comparable 1997 quarter due to lower metals realizations and the impact from the coal properties sold in the second quarter of 1998.

For the first nine months, Cyprus Amax reported a loss of $13 million, or 28 cents per share, compared with 1997 earnings for the period of $167 million, or $1.63 per share.

Dispositions

On October 13, 1998, Cyprus Amax completed the sale of its Cyprus Foote Mineral Company lithium subsidiary to an affiliate of Chemetall GmbH, a specialty chemicals unit of Metallgesellschaft AG. Cyprus Amax received $305 million in cash in the transaction and expects to report a pre-tax gain of approximately $150 million from the sale. This should result in an after-tax gain of slightly over $100 million in the fourth quarter.

On June 29, 1998, Cyprus Amax completed the sale of 11 of its Appalachian and Midwest coal properties to Coal Ventures, Inc. of Ashland, Kentucky. The total value received by Cyprus Amax in the transaction was approximately $300 million, which consisted of $93 million in cash, and $140 million in assumption of long-term liabilities, and tax benefits, future royalties and equipment payments. Cyprus Amax recorded a second quarter after-tax charge of $12 million on the sale. The sale involved operating properties in Kentucky, West Virginia, Indiana, and Tennessee, which produced about 16 million tons of Cyprus Amax's total coal production of 88 million tons in 1997 and employed about 1,300 people. As a result of the sale, Cyprus Amax Coal expects coal revenue to decline to about $920 million in 1998.

On June 1, 1998, Amax Gold completed its merger with Toronto-based Kinross Gold Corporation. Cyprus Amax's 58.8% share of Amax Gold Common Stock was converted into Kinross shares at the rate of 0.8 of a share of Kinross Common Stock for each share of Amax Gold. Cyprus Amax also purchased about $135 million of Kinross Common Stock for cash and indebtedness of Amax Gold. Cyprus Amax now owns approximately 31 percent of Kinross and received warrants to buy an additional 10 million shares of Kinross. Beginning June 1, 1998, Cyprus Amax reports its investment in Kinross on an equity basis.

Potential Disposition
---------------------

On October 22, 1998, Cyprus Amax's Board of Directors approved the engagement of Salomon Smith Barney to undertake a possible sale of Cyprus Amax Coal Company. Cyprus Amax will seek to maximize the value of the Coal Company through a sale or the establishment of a Master Limited Partnership Trust, although there can be no assurances that a sale will be consummated. Proceeds from this transaction and recent asset sales are expected to be used to reduce debt, fund the share buyback program, and continue to significantly strengthen financial position and support growth opportunities in Cyprus Amax's core mining business.

Segment Results

Segment income is earnings before corporate overhead, interest, equity investments and other, income taxes, and minority interest.

Copper/Molybdenum

                                                                  Three Months                           Nine Months
                                                              Ended September 30,                    Ended September 30,
                                                       --------------------------------      ---------------------------------
Selected Results (In millions)                               1998              1997                1998               1997
                                                       --------------     -------------      --------------     --------------
Revenue                                                         $ 322             $ 401              $1,011             $1,211
Segment Operating Income                                        $  25             $  79              $  107             $  263

Copper/Molybdenum earned $25 million during the third quarter of 1998 compared with earnings of $79 million in the 1997 period. Earnings decreased primarily due to 19 cents per pound lower copper realizations, partially offset by 6 cents per pound lower copper cost of sales.

Third quarter copper realizations averaged 82 cents per pound, 19 cents lower than the 1997 quarter. As of September 30, 1998, Cyprus Amax has price protection programs in place that will ensure a minimum average realization on a LME basis of 85 cents per pound on 24 million pounds for the fourth quarter of 1998. The copper price protection program favorably impacted third quarter 1998 operating earnings by $13 million, or 5 cents per pound.

                                                                  Three Months                           Nine Months
Selected Operating Data                                        Ended September 30,                   Ended September 30,
                                                         -----------------------------        -------------------------------
(In millions except as noted)                                 1998             1997                1998              1997
                                                         ------------     ------------        -------------     -------------
Copper Sales Volume, Pounds                                       291              306                  859               853
Produced Copper Sold, Pounds                                      254              265                  748               771
Copper Production, Pounds                                         243              257                  710               762
Average Copper Realization, $/Pound                             $ .82            $1.01                $ .85             $1.08

Cost of Sales, $/Pound                                          $ .71            $ .77                $ .73             $ .79
Net Cash Cost, $/Pound                                          $ .54            $ .63                $ .56             $ .63
Full Cost, $/Pound                                              $ .69            $ .76                $ .71             $ .75

                                                                  Three Months                           Nine Months
Selected Operating Data                                        Ended September 30,                   Ended September 30,
                                                         -----------------------------        -------------------------------
(In millions except as noted)                                 1998             1997                1998              1997
                                                         ------------     ------------        -------------     -------------
Bagdad
------
Production - Pounds                                                54               61                  160               183
Material Mined - Tons                                            15.5             19.5                 46.9              57.6
Ore Mined - Tons                                                  7.7              8.0                 22.4              22.8
Ore Milled - Tons                                                 7.6              7.8                 22.4              22.8
Ore Grade - %                                                     .38              .42                  .37               .43

Miami
-----
Production - Pounds                                                43               40                  124               114
Material Mined - Tons                                            25.0             26.4                 74.2              76.8
Ore Mined - Tons                                                  8.0              7.8                 24.7              23.5
Ore Grade - %                                                     .39              .42                  .34               .49

Sierrita
--------
Production - Pounds                                                54               60                  162               188
Material Mined - Tons                                            21.7             24.9                 68.6              72.0
Ore Mined - Tons                                                 10.1             10.1                 29.5              31.1
Ore Milled - Tons                                                10.3              9.9                 30.3              30.7
Ore Grade - %                                                     .25              .30                  .26               .30

Cerro Verde
-----------
Production - Pounds                                                33               31                   96                91
Material Mined - Tons                                             9.9              9.0                 26.5              28.4
Ore Mined - Tons                                                  2.5              2.4                  7.4               6.9
Ore Grade - %                                                     .83              .78                  .81               .80

El Abra
-------
Production - Pounds (51%)                                          57               58                  161               160
Material Mined - Tons (100%)                                     10.9              8.0                 30.2              22.5
Ore Mined - Tons (100%)                                           9.7              8.0                 27.7              22.5
Ore Grade - %                                                     .78              .98                  .78               .96

Molybdenum Sales - Pounds                                          13               15                   45                46
Produced Molybdenum Sold - Pounds                                  13               14                   45                45
Molybdenum Production - Pounds                                     15               16                   46                48
Average Realization - $/Pound                                   $5.07            $5.62                $5.16             $5.60

Henderson
---------
Production - Pounds                                               6.8              9.9                 23.2              28.8
Material Mined - Tons                                             1.8              2.0                  5.3               5.9
Ore Milled - Tons                                                 1.8              2.0                  5.3               5.9
Ore Grade - %                                                     .22              .28                  .24               .27

During the quarter, Cyprus Amax sold 254 million pounds of produced copper, 11 million pounds lower than in the 1997 third quarter. Cost of sales decreased 6 cents per pound from the 1997 period to 71 cents per pound for the third quarter of 1998. This decrease reflects lower worldwide costs.

Third quarter net cash costs decreased 9 cents per pound from the 1997 third quarter to 54 cents per pound primarily reflecting lower cost production from all operations, which is an all-time record low, excluding molybdenum by-product credits.

Copper production totaled 243 million pounds for the quarter, 14 million pounds lower than in the 1997 period. The decrease is in accordance with the plan to reduce higher cost domestic sulfide ore production.

Primary molybdenum operations earned $3 million for the third quarter compared with $17 million for the 1997 period. The 1998 third quarter realizations averaged $5.07 per pound compared with $5.62 per pound during the 1997 quarter. Production of 15 million pounds was 1 million pounds lower than 1997, and sales decreased 2 million pounds to 13 million pounds for the third quarter of 1998.

For the first nine months, Copper/Molybdenum earnings were $107 million compared with $263 million in 1997. The lower earnings primarily reflect 23 cents per pound lower copper realizations partially offset by 6 cents per pound lower copper cost of sales.

Coal

                                                                  Three Months                           Nine Months
                                                              Ended September 30,                    Ended September 30,
                                                       --------------------------------      ---------------------------------
Selected Results (In millions)                               1998              1997                1998               1997
                                                       --------------     -------------      --------------     --------------
Revenue                                                         $ 238             $ 353               $ 732             $1,090
Segment Operating Income                                        $  33             $  26               $  65             $   84

Coal reported third quarter earnings of $33 million compared with 1997 third quarter earnings of $26 million. During the third quarter of 1998, Coal reported a pre-tax gain of $7 million from favorable legal settlements. Excluding the settlements, earnings were $26 million, which were comparable with 1997.

                                                                  Three Months                           Nine Months
                                                              Ended September 30,                    Ended September 30,
                                                       --------------------------------      ---------------------------------
Selected Operating Data                                      1998              1997                1998               1997
                                                       --------------     -------------      --------------     --------------

Sales Volume - Millions of Tons
-------------------------------

Eastern Mines                                                     4.1               7.9                14.9               21.6
Western Mines - Powder River Basin                               10.8              10.5                31.7               31.0
Western Mines - Other                                             3.5               3.3                 9.5                9.3
Springvale                                                         .3                .4                  .9                1.2
                                                               ------            ------              ------             ------
Total Sales                                                      18.7              22.1                57.0               63.1
                                                               ======            ======              ======             ======
Oakbridge Equity Share                                            1.5               1.5                 4.3                4.3

Average Realization - $/Ton                                    $11.88            $14.82              $12.58             $14.49

Domestic Average Contract Price - $/Ton                        $10.78            $13.94              $11.79             $13.74
Domestic Average Spot Price - $/Ton                            $20.79            $17.42              $18.60             $17.08
Australian Contract Price - $/Ton                              $17.52            $23.25              $20.26             $25.20
Australian Spot Price - $/Ton                                  $14.06            $18.92              $16.94             $21.29

Average Cost of Sales - $/Ton                                  $10.75            $13.76              $11.52             $14.82
Average Cash Cost - $/Ton                                      $ 8.79            $11.70              $ 9.77             $11.66
Average Unit Costs - $/Ton                                     $10.74            $13.76              $11.56             $13.57


                                                                  Three Months                           Nine Months
                                                              Ended September 30,                    Ended September 30,
                                                       --------------------------------      ---------------------------------
Selected Operating Data                                          1998              1997                1998               1997
                                                       --------------     -------------      --------------     --------------

Clean Production - Millions of Tons
-----------------------------------
Pennsylvania                                                      3.1               2.7                 9.0                8.4
Kentucky                                                            -               1.7                 2.0                4.8
West Virginia                                                       -               2.1                 1.5                6.0
Midwest                                                            .3                .8                 1.6                3.1
Wyoming - Powder River                                           10.7              10.5                31.1               31.0
Colorado                                                          2.5               2.5                 7.7                8.1
Utah                                                               .8                .6                 1.5                1.5
Springvale                                                         .3                .5                  .9                1.0
                                                               ------            ------              ------             ------
Total Production                                                 17.7              21.4                55.3               63.9
                                                               ======            ======              ======             ======
Oakbridge Equity Share                                            1.0               1.6                 3.9                3.9

The 1998 third quarter statistics for average realization, cost of sales, cash cost, and unit costs decreased 20 to 25 percent per ton due to the properties sold. Following are the above statistics restated for all periods presented to exclude the sold properties.

                                    Three Months      Nine Months
                                 Ended September 30,  Ended September 30,
                                 -------------------  -------------------
                                   1998       1997       1998       1997
                                 ---------  --------  -----------  ------
Average Realization - $/Ton         $11.88    $11.69       $11.70  $12.01
Average Cost of Sales - $/Ton       $10.75    $10.51       $10.67  $11.07
Average Cash Cost - $/Ton           $ 8.79    $ 8.03       $ 8.85  $ 9.04
Average Unit Costs - $/Ton          $10.74    $10.51       $10.71  $11.07

Coal production of 19 million tons in the third quarter was 4 million tons lower than in 1997, and sales of 20 million tons were 3 million tons lower than in the third quarter of 1997. Gains in productivity and/or production from our Pennsylvania, Powder River Basin and Colorado mines and reductions in selling and administrative expenses continued during the quarter.

The Willow Creek mine in Utah achieved commercial production on October 1, 1998.

Cyprus Amax's equity share in Oakbridge, which is reported in Interest, Equity Investments and Other, reflected earnings of $5 million for the third quarter of 1998 compared with a loss of $2 million in the comparable 1997 period. The $7 million favorable increase was due to a pre-tax gain of $10 million on the sale of an Oakbridge Ltd. coal mine in Australia.

For the first nine months, Coal earned $65 million compared with $84 million in the first nine months of 1997.


Other Minerals
                                                                   Three Months                             Nine Months
                                                                Ended September 30,                     Ended September 30,
                                                       ----------------------------------      ----------------------------------
Selected Results (In millions)                               1998                1997                1998                1997
                                                       --------------      --------------      --------------      --------------
  Segment Operating Income                                      $  (1)              $  (2)              $ (43)              $  12
                                                                =====               =====               =====               =====
  Lithium                                                       $   4               $   6               $  12               $  17
  Amax Gold                                                         -                   2                  10                   5
  Businesses Sold/Non-Operating                                     4                   1                 (26)                 (2)
  Exploration Expense                                              (9)                (10)                (35)                (26)
  Other/Kubaka Gain                                                 -                  (1)                 (4)                 18
                                                                -----               -----               -----               -----
  Total                                                         $  (1)              $  (2)              $ (43)              $  12
                                                                =====               =====               =====               =====

Selected Operating Data (In millions)
  Lithium
     Sales Volumes - Millions of Lbs.
       Carbonate Equiv.                                           8.2                10.8                30.0                34.5
  Gold (100 percent basis)(1)
     Sales Volumes - Thousands of Ounces                            -                 224                 346                 519
(1)  Data through May 31, 1998.


Other Minerals, which includes Lithium, Amax Gold, Exploration, and Businesses Sold/Non-Operating and Other, had a combined loss of $1 million compared with a $2 million loss for the third quarter of 1997. Lithium earned $4 million, which was $2 million lower than the 1997 third quarter, due primarily to lower carbonate prices and lower sales volumes. There were no earnings for Amax Gold in the third quarter due to the merger with Kinross Gold Corporation on June 1, 1998. Cyprus Amax's investment in Kinross Gold earnings are reflected in Equity Investments and Other. Businesses Sold/Non-Operating earnings increased $3 million to $4 million primarily due to a $5 million pre-tax gain on the sale of real estate. Exploration expense of $9 million was $1 million lower than last year due to a reduction in gold exploration expenditures.

The year-to-date earnings for Other Minerals declined to a $43 million loss compared to earnings of $12 million in the first nine months of 1997 primarily due to a $23 million settlement of litigation associated with the oil and gas properties acquired with the Amax merger and subsequently sold in 1994, $16 million of increased exploration expenses associated with the Kansanshi project in Africa and Frieda River project in Papua New Guinea, $7 million gain from Amax Gold monetizing a portion of its foreign tax net operating losses, $5 million pre-tax gain on the sale of real estate, and the absence of the $19 million gain on the sale of Kubaka to Amax Gold in 1997.

On October 13, 1998, Cyprus Amax completed the sale of its Cyprus Foote Mineral Company lithium subsidiary to an affiliate of Chemetall GmbH, a specialty chemicals unit of Metallgesellschaft AG. Cyprus Amax received $305 million in cash in the transaction and expects to report a pre-tax gain of approximately $150 million from the sale. This should result in an after-tax gain of slightly over $100 million in the fourth quarter.

Corporate expenses for the third quarter were $11 million, or $5 million lower primarily due to cost reductions, and for the first nine months of 1998 were $32 million, or $20 million lower than the same periods in 1997 primarily due to cost reductions and the absence of a pre-tax cost of $7 million for the debt tender in 1997.

Interest, Equity Investments and Other expense was $20 million for the 1998 third quarter, compared with expense of $45 million for 1997. Net interest expense of $33 million for the third quarter of 1998 was $10 million lower than the 1997 period reflecting the significant reduction in debt. Interest expense decreased by

$16 million, however interest income decreased by $6 million from the 1997 third quarter. Equity Investments and Other reflected earnings of $13 million compared with a loss of $2 million in 1997. The $15 million increase included a pre-tax gain of $10 million on the sale of an Oakbridge Ltd. coal mine in Australia and a pre-tax gain of $13 million for the recognition of the sale by Kinross Gold of the pre-merger Amax Gold hedging portfolio. Excluding these special gains, Cyprus Amax's equity investments in Oakbridge and Kinross Gold incurred a combined operating loss of $10 million. Year-to-date interest, equity and other expense of $106 million was $20 million lower than in 1997 primarily due to the above-mentioned factors.

Liquidity and Capital Resources

At September 30, 1998, the Company had a ratio of long-term debt to total capitalization of 43.8 percent, a ratio of current assets to current liabilities of 1.4 to 1.0, and a cash balance of $166 million at September 30. At December 31, 1997, the comparable ratios were 48.6 percent and 1.4 to 1.0, respectively. The Company's cash balance decreased from $250 million to $166 million at September 30 due primarily to capital expenditures of $170 million, advances to and investments in affiliates of $62 million, net debt repayments of $81 million, dividend payments of $70 million, partially offset by cash provided by operations of $211 million and proceeds from the sale of assets of $115 million.

For the first nine months of 1998, capital expenditures, excluding capitalized interest, were $170 million. Copper/Molybdenum capital expenditures of $85 million included $44 million for the Henderson 2000 project and the remainder primarily for sustaining and replacement capital. Coal capital expenditures of $71 million included $39 million for the development of the Willow Creek mine in Utah and the remainder primarily for sustaining and replacement capital. Total capital spending for 1998 is projected to be less than $250 million, with over 58 percent and 36 percent spent on copper/molybdenum and coal projects, respectively.

For the full year 1998, Cyprus Amax expects to spend approximately $95 million for reclamation, remediation, and environmental compliance.

During 1998, Cyprus Amax expects to be able to generate sufficient funds for general corporate purposes, capital expenditures, and acquisitions through internally generated funds, sales of selected assets, and existing or new borrowings.

Cyprus Amax paid regular dividends of 20 cents per share on its common stock and $1.00 per preferred share during the quarter. At September 30, 1998, 91,168,504 shares of the Company's Common Stock were outstanding.

Effective July 1, 1998, Cyprus Amax modified the employee savings plan, which returned approximately 2 million shares held in trust to the Company's treasury. This transaction had no impact on earnings.

On August 28, 1998 the Cyprus Amax Board of Directors approved a program to buy up to 10 million of its common shares on the open market. As of November 13, 1998, 779,500 shares have been purchased at an average cost of $11.53 per share or $9.0 million.

Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, was issued in June 1998. SFAS 133 requires companies to report the fair-market value of derivatives on the balance sheet and record in income and other comprehensive income, as appropriate, any changes in the fair value of the derivative. This statement is effective for all fiscal quarters of the fiscal years beginning after June 15, 1999. The Company does not expect the statement to have a material impact.

Year 2000 Readiness Disclosure
------------------------------

Reference is made to the Year 2000 (Year 2000 or Y2K) statement under the heading: "YEAR 2000 CONVERSION" on page 28 of the 1997 Annual Report, which is restated below and is hereby designated as a "Year 2000 Readiness Disclosure."

     "Cyprus Amax has created and staffed a Year 2000 Program Management Office to oversee and coordinate Year 2000 conversion for the company. Year 2000 data processing has potential implication to Cyprus Amax's business applications and automated mine operations, such as process controllers and other electronic measuring devices. Cyprus Amax has initiated involvement from site, division, and corporate personnel to investigate and address Year 2000 compliance, and projects are underway to timely identify, evaluate, and implement Year 2000 compliance solutions. Cyprus Amax is also communicating with customers, manufacturers, supplier, financial institutions, and others with whom it does business to coordinate Year 2000 compliance. The total cost of Year 2000 projects is estimated to range from $23 million to $29 million, which will be expensed as incurred. All critical applications are expected to be compliant by the end of 1999."

In addition, Cyprus Amax has created a four-step approach to identify and resolve Year 2000 issues that may adversely affect the Company. First, Cyprus Amax is inventorying its existing systems, including embedded systems in operational equipment. The Company is utilizing some outside engineering resources to analyze certain embedded systems. Second, Cyprus Amax has initiated an assessment that includes prioritization of system criticality and review of vendor Y2K compliance statements. The remaining steps include system remediation and testing of any system changes or upgrades. These steps are in various stages of completion with some of the more critical systems already completed. Current plans call for completion of all four steps for mission-critical systems by June, 1999. As of September 30, 1998, $8 million of the anticipated $23 million to $29 million total expected costs have been spent.

The Company has sent out an initial mailing to suppliers, vendors, and customers and is monitoring responses. Since The Y2K efforts of third parties cannot be controlled, the Company believes this represents the largest potential Y2K risk in the future. Although there are many areas of potential risk, at present Cyprus Amax believes that the highest potential risks are problems with the provision of power to its operations, transportation related problems, and the potential failure or undue degradation of customer demand or markets for its products, any of which could have an adverse impact on the Company's operations and financial results.

Cyprus Amax is also undertaking a contingency planning effort to identify alternatives that could be used to mitigate the effects of Y2K related failures. The Company expects to have a contingency plan in place by June, 1999.

Readers are cautioned that forward-looking statements contained herein should be read in conjunction with the Company's disclosures under the heading:
"CAUTIONARY "SAFE HARBOR" STATEMENT UNDER THE UNITED STATES PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995"

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

Item 5.  Other Information
--------------------------

Cyprus Amax has revised its reserves for domestic coal operations due to revised long-term mine plans, sale of mines, technology enhancements and continued assessment of future market demand for various coal qualities.

                                      Projected December 31, 1998 Reserves
                                               (Millions of Tons)
                             --------------------------------------------------
     Coal                      Mineable with                       Total Proved
   Operating                     Existing         Require New      and Probable
     Unit                       Facilities        Facilities         Reserve
---------------              ----------------    -------------    -------------

Pennsylvania                        382               417               799
Midwest                              35                 -                35
Wyoming                             910                 -               910
Colorado                            155                 -               155
Utah                                106                 -               106
                                  -----               ---             -----
                                  1,588               417             2,005
                                  =====               ===             =====


Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(a) The following Exhibits are being filed as part of this Quarterly Report on Form 10-Q:

                                                                    Page in
                                                                   Sequential
Exhibit                                                            Numbering
Number                          Document                            System
-------     --------------------------------------------------     ----------
 (11)       Statement re computation of per share earnings.

 (15)       Letter re unaudited interim financial information.

 (27)       Financial data schedule.


(b) A Form 8-K was filed on October 28, 1998 in regards to the sale of Cyprus Foote Mineral Company.

                                   SIGNATURE
                                   ---------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   CYPRUS AMAX MINERALS COMPANY
                                   ----------------------------
                                            Registrant



Date:   November 16, 1998                  /s/     John Taraba
       ---------------------               --------------------------
                                                Vice President and
                                                     Controller