Form 10-K405
period 1998-12-31
CYPRUS AMAX MINERALS CO
filed 1999-03-23
CIK 769589

================================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                             ---------------------


                                   FORM 10-K
[Mark One]
  [X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1998
                                      OR
  [_]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period from __________ to__________
                        Commission File Number 1-10040
                             ---------------------

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

       Registrant's telephone number, including area code: 303-643-5000
                             ---------------------

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

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                              _____   _____.

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   Aggregate market value of voting stock held by non-affiliates, based on a closing price of $11 1/16 as of March 18, 1999, was approximately $986,402,000.
                                                                   -----------

   Number of shares of common stock outstanding as of March 18, 1999, was 90,453,579.
----------

                      DOCUMENTS INCORPORATED BY REFERENCE

           1998 Annual Report to Shareholders (Parts I, II, and IV). Proxy Statement for the 1999 Annual Meeting to be filed within 120 days after the fiscal year (Part III).

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

Items 1 and 2.  Business and Properties

   Cyprus Amax Minerals Company (Cyprus Amax or the Company) is a diversified mining company engaged, directly or through its subsidiaries and affiliates, in the exploration for and extraction, processing, and marketing of mineral resources. For 1998 Cyprus Amax's operating segments were Copper/Molybdenum, Coal, Lithium, Exploration, and All Other (which included Gold and Businesses Sold/Non-Operating). Cyprus Amax is a leading copper and coal producer, the world's largest producer of molybdenum, and was the world's largest producer of lithium and had a significant position in gold via its 58.8 percent interest in Amax Gold Inc. (Amax Gold or AGI). Cyprus Amax was incorporated in Delaware in 1969 and operates primarily in the United States. As of December 31, 1998, Cyprus Amax employed approximately 7,200 employees. Its principal office is located at 9100 East Mineral Circle, Englewood, Colorado 80112.

   On June 1, 1998, Amax Gold completed its merger with Kinross Gold Corporation (Kinross). Cyprus Amax's 58.8 percent of Amax Gold Common Stock was converted into Kinross shares at a rate of approximately 0.8 of a share of Kinross Common Stock for each share of Amax Gold. Additionally, Cyprus Amax purchased about $135 million of Kinross Gold Common Stock for cash and the repayment of Amax Gold debt. At the time of the merger, Cyprus Amax owned approximately 31 percent of Kinross. Beginning June 1, 1998, Cyprus Amax reported its investment in Kinross on an equity basis. On June 29, 1998, Cyprus Amax sold 11 of its Appalachian and Midwest coal properties to Coal Ventures, Inc. (AEI) of Ashland, Kentucky. On October 13, 1998, Cyprus Amax sold its Lithium segment to an affiliate of Chemetall GmbH, a specialty chemicals unit of Metallgesellshaft AG.

   On October 22, 1998, Cyprus Amax's Board of Directors approved the engagement of Salomon Smith Barney to undertake a possible sale of Cyprus Amax Coal Company (Coal Company). Cyprus Amax will seek to maximize the value of the Coal Company through a sale or the establishment of a Master Limited Partnership Trust, although there can be no assurances that a transaction will be consummated. The sale process is proceeding, and firm bids are expected around the end of the first quarter of 1999. Proceeds from this transaction are expected to be used to reduce debt, fund the share buyback program, continue to significantly strengthen Cyprus Amax's financial position, and support growth opportunities in its core mining business.

   A description of Cyprus Amax's major properties and operations is set forth below. Except as otherwise stated, data are expressed in short tons of 2,000 pounds and troy ounces of 31.103 grams. Except as otherwise stated, the term "reserves" when used herein refers to proved and probable reserves for copper, molybdenum, coal, and gold, and proved reserves for lithium. Reserve estimates were prepared by Cyprus Amax's engineers. Information regarding Cyprus Amax's mineral reserves and selected operating statistics are incorporated by reference from page 55 of the 1998 Annual Report to Shareholders (1998 Annual Report). In addition, data related to Cyprus Amax's operating segments and foreign and domestic operations and export sales are incorporated by reference from "Management's Discussion and Analysis of Results of Operations and Financial Condition" (Management's Discussion), pages 20 through 30 in the 1998 Annual Report, and from Note 18 to the Consolidated Financial Statements on pages 51 through 53 in the 1998 Annual Report. Except as otherwise stated, Cyprus Amax has physical access to its properties and conventional sources of power adequate to carry on its business as currently conducted.

   The terms Cyprus Amax or the Company when used herein may refer collectively to the parent Cyprus Amax Minerals Company and its subsidiaries and affiliates, or to one or more of them, depending upon the context.

                                 COPPER/MOLYBDENUM SEGMENT

    Cyprus Amax explores for, mines, processes, and markets copper and molybdenum primarily in North and South America. Production information at Cyprus Amax's principal mine operations in the Copper/Molybdenum segment is summarized in the following tables for the years 1998 and 1997. The 1998 year-end ore reserve information is as follows:

Ore Reserves                                                     December 31, 1998
------------                    ----------------------------------------------------------------------------------
                                   Proven and
                                    Probable
                                  Ore Reserves(1)           Average Grade                  Saleable Product
                                ----------------     ---------------------------        --------------------------
                                    (Millions         Copper        Molybdenum             Copper       Molybdenum
                                                     --------      -------------        -----------    -----------
    Operation                         of Tons)          (%)              (%)               (Millions of Lbs.)
--------------
Bagdad                                     771            .37               .022            4,820              223
Sierrita/Twin Buttes                     1,104            .27               .030            4,885              491
Miami                                      191            .41                  -              926                -
El Abra(2)                                 493            .47                  -            3,538                -
Cerro Verde(3)                             703            .64               .021            7,018              116
Henderson                                  191              -               .212                -              712
Climax                                     145              -               .233                -              593
                                         -----                                             ------            -----
                                         3,598                                             21,187            2,135
                                         =====                                             ======            =====

-------
(1) Mine extraction losses and dilution have been taken into account in the calculation of mineable ore reserves shown.
(2) Represents Cyprus Amax's 51 percent interest in El Abra's ore reserves.
(3) Represents 100 percent of Cerro Verde's ore reserves.



Mine Statistics                               1998                                                       1997
---------------          --------------------------------------------              ---------------------------------------------
                          Material             Ore         Stripping               Material            Ore           Stripping
                          Mined(1)            Mined         Ratio(2)                Mined(1)           Mined          Ratio(2)
                         ---------           ------       ----------              -----------        ---------      ------------
                             (Millions of Tons)                                         (Millions of Tons)
 Operation
----------------------
Bagdad                         62                 30              1.08                     77               31              1.47
Sierrita/Twin Buttes           90                 58               .81                     97               57               .99
Miami                          92                 29              2.23                    102               32              2.23
Tohono                          -                  -                 -                      4                3               .28
Cerro Verde                    37                 10              2.59                     39               10              3.04
El Abra                        43                 38               .01                     31               31                 -
Henderson                       7                  7                 -                      8                8                 -
                              ---                ---                                      ---              ---
 Total                        331                172                                      358              172
                              ===                ===                                      ===              ===

------
(1)  Includes ore and waste mined on a wet short ton basis.
(2)  Represents the ratio of waste to ore mined.

Ore Processed Statistics
-----------------------------
                                                     1998                                                  1997
                               -------------------------------------------        --------------------------------------------------
                                                           Ore Grade                                               Ore Grade
                                                    ----------------------                                 -------------------------
                                 Ore Processed      Copper     Molybdenum         Ore Processed            Copper       Molybddenum
                               ---------------      ------     -----------        -------------            ------       ------------
                               (Millions of Tons)        (Percent)               (Millions of Tons)              (Percent)
 Operation
-----------
Bagdad - Mill                         30             .38           .024                  31                   .43            .018
   - Leach                             -               -              -                   1                   .27               -
Sierrita/Twin Buttes - Mill           41             .26           .036                  41                   .29            .032
   - Leach                            19             .28              -                  16                   .22               -
Miami - Leach                         29             .36              -                  32                   .46               -
Tohono - Leach                         -               -              -                   3                   .56               -
Cerro Verde - Leach                   10             .81              -                  10                   .81               -
El Abra                               38             .77              -                  31                   .93               -
Henderson - Mill                       7               -           .240                   8                     -            .262
                                     ---                                                ---
 Total                               174                                                173
                                     ===                                                ===


  Production                                          1998                                         1997
  ----------                             -----------------------------               -----------------------------
                                         Copper            Molybdenum                Copper            Molybdenum
                                         ------            -----------               ------            -----------
                                             (Millions of Pounds)                        (Millions of Pounds)
    Operation
    ---------
  Bagdad                                     215                9                       246                   6
  Sierrita/Twin Buttes                       226                22                      246                  20
  Miami                                      164                -                       156                   -
  Tohono                                       8                -                        27                   -
  Cerro Verde                                130                -                       122                   -
  El Abra(1)                                 224                -                       218                   -
  Henderson                                    -                30                        -                  37
  Mineral Park                                 -                -                         3                   -
                                             ---              ----                    -----               -----
  Total                                      967                61                    1,018                  63
                                             ===              ====                    =====               =====

--------
  (1) Represents Cyprus Amax's 51 percent share of production.

  Cyprus Climax Metals Copper/Molybdenum Operations

  In 1998 Cyprus Amax produced 967 million pounds of copper and 61 million pounds of molybdenum from its copper and molybdenum operations. During 1998 the Company established new annual copper production records at the El Abra mine in Chile, the Cerro Verde leach operation in Peru, and at the Miami copper operation in Arizona.

  Bagdad

        At the Bagdad mine in northwestern Arizona, Cyprus Amax mines primarily copper sulfide ore and produces copper concentrates with significant molybdenum and minor silver by-products. The operation consists of an open pit mine, an approximate 85,000 ton per day sulfide ore concentrator producing copper and molybdenum concentrates, and an oxide leaching system with a solvent extraction-electrowinning (SX-EW) plant producing copper cathode. In 1998 Bagdad produced 22 million pounds, or 10 percent of its total copper production, as electrowon copper cathode, and sulfide copper production was 193 million pounds. During 1998 in response to reduced copper and molybdenum market prices, the mill was operated at a lower throughput rate. The mill achieved a high recovery helping to overcome lower grade ore. Cyprus Amax owns the mine property under patented mining claims and owns the tailings areas under Arizona state patents.

Sierrita

   Cyprus Amax operates its Sierrita properties in south central Arizona as one consolidated operation. Cyprus Amax owns the Sierrita copper and molybdenum mine, which consists of an open pit mine, an approximate 115,000 ton per day sulfide ore concentrator, a molybdenum recovery plant, and two molybdenum roasters. Sierrita's facilities are located on patented and unpatented mining claims and fee land owned by Cyprus Amax. Copper ore mined at Sierrita is processed into copper and molybdenum concentrates. Sierrita also uses an oxide and low grade sulfide ore dump leaching system with an SX-EW plant to produce copper cathode. Sierrita's electrowon copper cathode production in 1998 totaled 48 million pounds, or 21 percent of its total copper production and sulfide copper production was 178 million pounds. In 1998 approximately 51 percent of Cyprus Amax's molybdenum concentrate production was processed through Sierrita's on-site roasters. The resulting molybdenum oxide and related products are either packaged for shipment to customers worldwide or transported to other Cyprus Amax facilities for further processing.

Miami

   The Miami operations consist of an open pit mine producing acid soluble copper ore for heap leaching operations, an SX-EW plant producing copper cathode, a smelter, an electrolytic refinery, and a rod plant. The facilities are located near Miami, Arizona, on a combination of fee property owned by Cyprus Amax, patented and unpatented mining and mill site claims, and private and state leases. Miami's 1998 production of 164 million pounds of copper cathode from the leaching and SX-EW operations was 5 percent greater than 1997 production, setting an annual record for the second consecutive year. The smelter processed 605,000 tons of copper concentrate in 1998, up slightly from 1997. The electrorefinery produced 380 million pounds of copper cathode, 14 percent greater than in 1997, which was an annual record. The Miami rod plant operated above rated capacity during 1998, producing 306 million pounds of copper rod, or 4 percent higher than 1997, and setting a production record for the last two years.

Cerro Verde

   In March 1994, Cyprus Amax acquired approximately 91.5 percent of the common stock of Sociedad Minera Cerro Verde S.A. (Cerro Verde) at a cost of approximately $31 million. The Peruvian government previously owned and operated the mine. In 1996 Compania de Minas Buenaventura S.A., a long-established Peruvian mining concern, exercised its option to acquire 10 percent of Cyprus Amax's interest in Cerro Verde, which decreased Cyprus Amax's interest to approximately 82 percent. Cerro Verde owns the underlying mining concessions, which contain about 703 million tons of reserves as well as over 15,000 acres of mining concessions. The operation, located approximately 30 kilometers southwest of Arequipa, Peru, consists of two open pits, the Cerro Verde and the Santa Rosa, a heap leach operation, and an SX-EW plant. In 1996 facilities were expanded and upgraded, and the mine currently has design capacity to produce approximately 115 million pounds of electrowon copper cathode. In 1998 Cerro Verde produced approximately 130 million pounds of copper cathode, 13 percent over current design capacity. In 1998 approximately 10 million tons of ore were processed through primary, secondary, and tertiary crushers and placed on leach pads after agglomeration. Studies to date for development of the sulfide mill at Cerro Verde indicate development of a mill operation is viable following the current leach project. Cyprus Climax is exploring options to justify accelerated development of the sulfide deposit.

El Abra

   In June 1994, Cyprus Amax acquired 51 percent of El Abra from Corporacion Nacional del Cobre de Chile (Codelco) at a cost of $330 million. The remaining 49 percent was retained by Codelco, a state-owned enterprise. El Abra holds mining concessions over more than 33,000 acres of land in the copper-rich Second
Region of northern Chile.   Cyprus Amax's share of identified leach reserves is
about 493 million tons at December 31, 1998. Construction started in February 1995, and commercial operations began in December 1996. Drilling since commencement of operations has added almost 20 percent more reserves to this operation, which will increase annual production and/or extend mine life. El Abra also contains sulfide ore, with currently identified geologic resources of about 800 million tons, creating further opportunity for expansion. In addition, there is exploration potential for additional deposits on the mining concessions. In 1998 Cyprus Amax's share of El Abra's production was 224 million pounds of copper. In October 1997, El Abra replaced its original financing by putting in place a $1 billion project refinancing. In December 1997, El Abra met all the requirements of its loan completion agreement under the $1 billion project refinancing, releasing Cyprus Amax from the completion guarantee obligation. The refinancing included $200 million of a Cyprus Amax guarantee that will be reduced proportionally over the term of the loan, and at December 31, 1998, $179 million was guaranteed.

Henderson

   Cyprus Amax owns the underground Henderson mine near Empire, Colorado. The operation consists of an underground block caving mine where molybdenite ore is mined and transported to a conventional sulfide mill. The concentrator is capable of operating at a rate of 32,000 tons of ore per day, producing molybdenum disulfide concentrates containing up to 58 percent molybdenum. Both the mine and mill are located on fee land owned by Cyprus Amax. Most of the concentrates are shipped to the Company's Fort Madison roasting and chemicals processing facility in Iowa where a number of different products are made for final sale to customers. A portion of Henderson's production is sold to customers as molybdenum disulfide. In 1998 Henderson produced 30 million pounds of molybdenum from 7 million tons of ore. Henderson is currently constructing the Henderson 2000 project, which will replace the existing 20-year-old underground and surface rail transportation system with a modern conveyor. The project will also develop a new lower level of the mine utilizing a more efficient high lift cave mining method. It is anticipated that the project will be on-stream in October 1999 following a several months installation shutdown.

Climax

   Cyprus Amax owns the Climax molybdenum mine near Leadville, Colorado. Historically, the operation consisted of both an underground and open pit mine and an 18,000 ton per day concentrator. The underground mine has been inactive while the open pit mine and concentrator are on standby. The property, owned in fee by Cyprus Amax, occupies more than 14,000 acres.

Other Operations

   Cyprus Amax's other copper operations include the Tohono operation in south central Arizona, which consists of a test open pit, heap leach pads, and a SX-EW plant producing copper cathode. The facility is located on reservation lands leased from the Tohono O'Odham Nation. Mining of ore ceased in July 1997, but production of copper continued from existing leach pads until February 1999 when the facility was placed on a care and maintenance status. Various alternatives for large scale copper production through open pit mining and heap leach technology will be reevaluated when copper prices recover. In 1998 Tohono produced about 8 million pounds of copper. In September 1997, Cyprus Amax sold the Mineral Park mine to Equatorial Mining, N.L., an Australian firm.
Production from the mine for the period owned in 1997 was 3 million pounds. Cyprus Amax also owns a molybdenum resource near Tonopah, Nevada. The resource is located on fee land owned by Cyprus Amax and on unpatented federal mining claims and mill sites. Cyprus Amax also sold the copper ore body at Tonopah to Equatorial Mining, N.L. in September 1997. Cyprus Amax owns and operates a rod plant located in Chicago, Illinois. This facility is located on fee land owned by Cyprus Amax and in 1998 produced 380 million pounds of high quality continuous cast copper rod, setting a new annual production record.

   Cyprus Amax leases office space in Tempe, Arizona, for copper and molybdenum administration and sales and leases space for small sales offices in Pittsburgh, Pennsylvania; Dusseldorf, Germany; London, England; and Tokyo, Japan.

Conversion Facilities

   Cyprus Amax processes molybdenum concentrates at its conversion plants in the United States and Europe into such products as technical grade molybdic oxide, ferro molybdenum, pure molybdic oxide, ammonium molybdates, and molysulfide powder. The Company operates molybdenum roasters at the Sierrita, Arizona; Fort Madison, Iowa; and Rotterdam, The Netherlands, plants. The molybdenum roasting facilities at Sierrita and Fort Madison currently are operating at levels sufficient to support customer requirements. A conversion plant is located in Rotterdam, The Netherlands. The facility consists of one molybdenum roaster and a small chemical conversion plant. The plant is operated primarily as a tolling facility.

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

Equity Interests

   Metals Recovery.  Cyprus Amax has a 50 percent partnership interest with an
   ---------------
affiliate of Shell Oil Company in a spent catalyst recycling operation located in Braithwaite, Louisiana. Recoverable products include vanadium, molybdenum, alumina trihydrate, and nickel-cobalt. In 1998 Cyprus Amax reached an agreement with the Shell Oil affiliate to shut down the operation in late 1999 and dissolve the partnership.

Copper Processing

   In 1998 Cyprus Amax processed 605,000 tons of Cyprus Amax domestic copper concentrates at its own facilities, or 93 percent of its 1998 copper concentrate production. The balance of Cyprus Amax's 1998 copper concentrate production was treated under arrangements with third parties or sold as copper concentrates.

Copper/Molybdenum Marketing Arrangements

   Cyprus Amax has the capacity to produce about 700 million pounds per year of continuous cast copper rod at its Miami, Arizona, and Chicago, Illinois, mills. This capability gives Cyprus Amax a value-added copper product and access to a broader customer base. Approximately 30 percent of Cyprus Amax's total copper sales were for non-United States markets. Substantially all of Cyprus Amax's copper metal production is committed under sales agreements with metals fabricators at prices that fluctuate with commodity exchange quotations. From time-to-time Cyprus Amax enters into copper price protection programs. As of February 28, 1999, Cyprus Amax had no copper price protection programs in place for 1999 or future years.

   Of Cyprus Amax's 966 million pounds of produced copper sales in 1998, 66 million pounds were sold as concentrate, 384 million pounds as cathode, and 516 million pounds as rod. Comparable figures for 1997 were 1,030 million pounds of produced copper sold, of which 124 million pounds were sold as concentrate, 378 million pounds as cathode, and 528 million pounds as rod.

   Molybdenum oxide is used primarily in the steel industry for corrosion resistance, strengthening, and heat resistance. Molybdenum chemicals are used in a number of diverse applications including: as catalysts for petroleum refining; as a feedstock for pure molybdenum metal used in electronics; and in lubricants. A substantial portion of Cyprus Amax's expected 1999 molybdenum production is committed for sale throughout the world pursuant to annual agreements.

                                 COAL SEGMENT

   Through its subsidiaries, Cyprus Amax mines, cleans, markets, and sells coal to electric utilities and industrial users. The following table shows capacity, quality characteristics, and reserves for Cyprus Amax's domestic coal operations for 1998. Seventy-two percent of year-end 1998 developed domestic coal reserves mined with existing facilities satisfy the 1.2 pound Clean Air Act Amendments standard effective in 2000.

                                    Annual
   Coal                            Capacity        Average        Average        Average
Operating                         (Millions          Btu         Contained      Recovery
   Unit              Type          of Tons)       per Pound       Sulfer %          %
--------------     -----------    ---------     -------------    -----------    --------
Pennsylvania       underground        12        13,000-13,200       1.2-3.0        70-90
Midwest            underground       1-2        11,000-11,200     1.45-1.60        80-90
Wyoming            surface            42         8,270-8,515        0.3-0.4          100
Colorado           underground        11        10,600-11,250       0.4-0.6          100
Utah               underground         5        11,400-12,400       0.4-0.6       90-100


             Year-End 1998 Reserves
               (Millions of Tons)
---------------------------------------------------
  Mineable                                Total
    with            Require              Proved
  Existing            New             and Probable
 Facilities        Facilities           Reserves
------------     -------------      ---------------
      423               357                  780
       35                 -                   35
      945                 -                  945
      151                 -                  151
      105                 -                  105
    -----             -----                -----
    1,659               357                2,016
    =====             =====                =====

   Cyprus Amax's 50 percent interest in the Springvale mine in Australia represents annual capacity of 2 million tons with a reserve base of 41 million tons. Cyprus Amax's equity share of Oakbridge Limited reserves at December 31, 1998, were 140 million tons.

   In 1998 Cyprus Amax produced 72 million tons and sold 73 million tons of coal. In addition, Cyprus Amax's share (48 percent) of Oakbridge Limited represented 5 million tons of production and 6 million tons of shipments. Production from Cyprus Amax's coal operations is shown in the table below:


        Coal                                          Production
                                              ---------------------------
    Operating Unit                             1998                1997
    --------------                            -------             -------
                                                   (Million of Tons)
   Pennsylvania                                  12                   11
   West Virginia                                  2                    7
   Kentucky                                       2                    7
   Midwest                                        2                    4
   Wyoming                                       41                   41
   Colorado                                      10                   10
   Utah                                           2                    2
                                               ----                 ----
    Total Domestic                               71                   82
                                               ----                 ----

   Springvale                                     1                    1
   Oakbridge (Equity share)                       5                    5
                                               ----                 ----
    Total Australian                              6                    6
                                               ----                 ----

    Total                                        77                   88
                                               ====                 ====

Additionally, the average sales prices for 1998 and 1997 are shown in the table below:

                                                                 Average Sales Price
                                        -------------------------------------------------------------------
                                               Contract                                   Spot
                                        ----------------------------           ----------------------------
                                        1998                    1997           1998                    1997
                                        --------            --------           --------            --------
                                                  (US$/Ton)                              (US$/Ton)
Total Domestic                             11.54               13.71              18.75               17.59
Total Australian                           19.80               24.28              16.26               20.36

Coal Operations

     On June 29, 1998, Cyprus Amax sold 11 of its Appalachian and Midwest coal properties to Coal Ventures, Inc. (AEI) of Ashland, Kentucky. This sale included the West Virginia, Kentucky, Tennessee, and the majority of the Midwest operations.

Pennsylvania

   The Emerald and Cumberland mines are contiguous underground operations located in the southwestern part of Pennsylvania. Both mines are in the Pittsburgh coal seam and are mined utilizing the longwall mining method. The reserves are owned by Cyprus Amax affiliates. Coal is processed through preparation plants and is transported by rail and river barge to utilities in the Northeast and Midwest. The hourly workforce at both mines is represented by the United Mine Workers of America (UMWA), and the current contract expires in April 2003. Several pieces of major mining equipment, including the Cumberland longwall, are leased. The remainder of the mining equipment is owned. Cyprus Amax also controls significant undeveloped contiguous reserves in the Pittsburgh, Freeport, and Sewickley seams.

West Virginia

   The Kanawha River operations, located approximately 25 miles east of Charleston, West Virginia, consisted of the Stockton and Cannelton 150 underground mines and the Dunn and Armstrong Creek surface mines. The underground mines utilized continuous miners; the surface mines employed trucks, electric shovels, hydraulic excavators, endloaders, and a dragline at one of the properties. Both raw and processed coal of various qualities were marketed to electric utilities and industrial customers; transportation was primarily by barge. The Maple Meadow underground mine in Raleigh County, West Virginia, was closed in November 1997 due to depletion of economic reserves. The Maple Meadow preparation plant was sold in July 1998. The West Virginia operations also included a small preparation plant in McDowell County. The hourly workforce at all operations was represented by the UMWA. Mining was conducted on owned property and under private leases. Mining equipment was both owned and leased. The Kanawha River operations and the McDowell County preparation plant were sold to AEI in June 1998.

Kentucky

   Cyprus Mountain Coals operated the Star Fire surface mine located in eastern Kentucky. Star Fire was a mountaintop removal and contour stripping operation using an Addcar highwall miner, dragline, shovel, and trucks to extract five seams of coal. Mining operations were conducted on fee coal properties and private coal leases with both owned and leased equipment. A preparation plant was used to wash a portion of the production. The hourly workforce was represented by the UMWA. Cyprus Cumberland Coal owned two underground mines and preparation plants (Pine Mountain and Straight Creek) and a surface mine (Straight Creek). All three mines were operated by independent contract miners. Transportation from the Kentucky operations was by rail. These mines were sold to AEI in June 1998.

Midwest

   Midwest operation consists of an underground mine in southern Illinois. The Wabash underground mine is located in Wabash County, Illinois. Continuous miners access the Illinois #5 seam, and processed coal is shipped by rail to utility customers. In February 1997, Cyprus Amax assigned the Wabash coal supply contract to another coal company for an undisclosed amount of cash plus future payments. The mine was downsized in April 1997 and continues in operation at a reduced production level. Following a June 1996 agreement to restructure its long-term coal supply agreement for a cash payment, the Delta surface mine in southern Illinois was closed and is presently undergoing reclamation. The Ayrshire mine (located in Warrick County, Indiana) is largely complete in reclaiming areas that were formerly surface mined. Hourly employees at the Indiana and Illinois mines are represented by the UMWA, and the current contract expires in April 2003. Throughout the

Midwest, surface and mineral rights are controlled through fee ownership and private leases. Mining equipment is predominantly owned, although a portion is leased.

   Prior to the sale to AEI in June 1998, Cyprus Amax owned the Chinook, Sycamore, and Skyline surface mines. Chinook was a dragline operation in west central Indiana that supplied washed coal by rail, primarily to a nearby utility, under a long-term contract. Sycamore was a shovel-truck operation in Knox County, Indiana from which coal was trucked to utility and industrial accounts. Skyline was a dragline operation in Sequatchie County, Tennessee from which coal was supplied to utility and industrial customers, primarily by truck. Hourly employees at Chinook and Sycamore were represented by the UMWA.

Colorado

   Cyprus Amax affiliates operate two underground mines in the Colorado operating unit: Twentymile and Shoshone. A third mine, Empire, has been idle since December 1995. Mining is conducted on a combination of private, state, and federal coal leases. All operations use the longwall mining method. The coal is shipped on a predominantly raw basis to utility and industrial plants in the West, Midwest, and Southeast. The Twentymile and Empire mines are located in northwestern Colorado. The Shoshone mine is located in southern Wyoming. Shoshone is projected to deplete its reserves in mid-2000. A portion of the longwall supports at Shoshone and several items of mobile mining equipment at Twentymile are leased. The remaining equipment is owned.

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

Utah

   The Utah operating unit, which is incorporated as Cyprus Plateau Mining Corporation, consists of the Willow Creek and Star Point underground mines both located near Price, Utah. Star Point completed longwall mining in the third quarter of 1997 and continues to operate as needed using continuous miners. Star Point owns its production equipment, including a preparation plant, but leases coal reserves, mainly from the federal government.

   Longwall start-up at the newly constructed Willow Creek mine commenced in mid-July 1998, with commercial production achieved on October 1, 1998. On November 25, 1998, an underground mine fire occurred at Willow Creek. There were no injuries, and all employees were safely evacuated and the mine was sealed in a remarkably short period of time. There was minimal damage to the mine and longwall, and continuous miner production is projected to restart in late March 1999. The majority of the Willow Creek workforce has been temporarily assigned to the nearby Star Point mine where production has been expanded to partially mitigate the absence of production from Willow Creek. The losses that have and are being incurred are expected to be partially offset by insurance recoveries expected to be realized in 1999 and 2000.

   Production from both mines, consisting of raw, washed, and blended products, is transported by rail to utility customers, primarily in the West, and to West Coast ports for export to Pacific Rim utility markets, primarily in Japan.

Springvale

   Cyprus Amax, through its Cyprus Australia Coal subsidiary, owns 50 percent of the Springvale underground mine located near Lithgow, New South Wales, Australia. The operation uses the longwall mining method. Springvale's output is sold raw to the nearby Mount Piper generating plant of Pacific Power under a long-term coal supply contract and spot orders. The Springvale workforce is represented by the Construction, Forestry, Mining Employees Union (CFMEU) under a labor agreement that expires in December 1999.

Oakbridge

   Cyprus Amax's wholly-owned subsidiary, Cyprus Australia Coal of Sydney, Australia, owns a 48 percent interest in, and is the operator of Oakbridge Limited of Australia. Cyprus Amax's ownership interest increased from 41 percent to 48 percent in January 1998 through the purchase of the shareholdings of one of Oakbridge's other four owners. Oakbridge is a major independent coal producer in New South Wales with annual production of approximately 9 to 10 million tons. The number of operating mines has been reduced from six to three due to selling two mines and idling a third mine resulting from weak coal export selling prices, uncompetitive operating costs, and problematic mining conditions. Over 75 percent of Oakbridge's production is from the two mines and coal preparation plant comprising the Bulga complex, which is located in the Hunter Valley. The third remaining mine is Baal Bone located in the western coal fields. Oakbridge's workforce is represented by CFMEU under labor agreements unique to each mine that expire between October 1999 and January 2000. Proved and probable reserves total 291 million tons, of which Cyprus Amax's equity share is 140 million tons at December 31, 1998.

   Almost all of Oakbridge's production is exported to the Pacific Rim. Sales generally are made through agents under long-term "evergreen" contracts, which provide for annual price negotiations. The sales mix is approximately 75 percent steam coal and 25 percent metallurgical product.

North Goonyella

   In December 1997, Cyprus Australia Coal was awarded a four year contract to manage the operation of the North Goonyella mine located in Queensland, Australia. North Goonyella is owned by affiliates of Sumitomo Corporation and produces a hard coking coal by longwall underground mining methods. During the term of the contract, Cyprus Australia Coal has the option to purchase an equity interest in the mine. Cyprus Australia Coal has entered into an agreement with the mine's owners to waive its equity purchase option, and cease its management role effective March 17, 1999.

Coal Marketing Arrangements

   Approximately 92 percent of Cyprus Amax's coal production is steam coal sold to domestic electric utilities. Over 90 percent of Cyprus Amax's 1998 coal sales were made under contracts with an initial duration of one year or longer (term contracts). These contracts are priced using a combination of base price plus cost index escalation and/or market adjustments. While such contracts generally are more advantageous than sales on the spot market, they can be subject to periodic renegotiation of price and quantity. Most contracts also are subject to partial or complete suspension by the customer or producer during certain force majeure events, such as damage to the customer's plant or work stoppages. In the event of successful enforceability challenges, price/quantity renegotiations, or the occurrence of force majeure events, and upon the expiration of term contracts in accordance with their terms, Cyprus Amax would be required to seek alternative purchasers for the coal through spot market sales or replacement contracts. Currently, the applicable spot price for a portion of the coal currently subject to such contracts is below the contract price.

   At December 31, 1998, Cyprus Amax had term contracts covering an aggregate of approximately 405 million tons, including approximately 59 million tons to be delivered in 1999. About 9 percent of contracted coal is under agreements that expire before 2002; the remainder is committed under contracts that expire between

2002 and 2020. To maintain current average margins as contracts expire, Cyprus Amax will need to sign new contracts, extend existing contracts, shift volume to operations with advantageous production costs, and reduce mining costs at mines supplying above market price contracts. In 1998 revenues from five coal supply contracts accounted for approximately 22 percent of total coal revenues, with the largest individual contract contributing 7 percent of coal revenues.

   Eastern Markets.  Shipments from Cyprus Amax's Pennsylvania mines increased
   ----------------
by seven percent in 1998 as highly competitive, high Btu coals from northern Appalachia supplied a larger share of electric generation in the Midwest and Northeast. Due to their quality characteristics, location, and cost competitiveness, Cyprus Amax's Pennsylvania operations are well positioned to increase sales to domestic utilities and export customers. Demand is expected to increase with electric power generation, but may be affected by the sulfur dioxide and nitrogen oxide emission requirements of the Clean Air Act Amendments of 1990 (see "Coal - Clean Air Act Amendments of 1990").

   Midwest Markets.  In recent years, Cyprus Amax has significantly reduced its
   ----------------
dependence on sales of high sulfur Illinois Basin coals. Shipments from the Wabash mine, Cyprus Amax's only operating Midwest mine, decreased to less than
1.4 million tons in 1998. Overall demand for Illinois Basin coal is expected to continue to decline as a result of the Clean Air Act Amendments and depletion of low cost reserves. Electric generation in the Midwest is being fueled to a greater extent by lower cost, high Btu eastern coals and low sulfur western coals.

   Western Markets.  Shipments from Cyprus Amax's Wyoming, Colorado, and Utah
   ----------------
mines increased by three percent in 1998 in response to continued strong domestic and export demand for these low sulfur coals. The Powder River Basin
(PRB), accounting for over half of Cyprus Amax's production, is the nation's largest and fastest growing coal producing region. Demand for PRB and other western coals is expected to accelerate in 1999 and 2000 as electric generators comply with Phase II of the Clean Air Act Amendments. Additionally, utilities are relying on high Btu Colorado and Utah coals during peak demand periods to increase electric output from existing generating capacity. Western railroads have invested heavily in equipment and track expansions. Railroad performance and cycle times improved in 1998.

   Although the Powder River Basin has been historically affected by overcapacity, three of Cyprus Amax's term supply agreements account for nearly 50 percent of 1998 production and represent a solid production base for the Wyoming unit. These contracts expire between 2006 and 2020.

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

   The compliance strategies that utilities will follow cannot be predicted with certainty due to the multiple options available, the extended compliance time frames, and the unique characteristics of each utility system. Cyprus Amax believes, however, that its overall business and financial condition will not be affected materially by the Clean Air Act Amendments because of its diverse portfolio of mines and products, shipments to plants with scrubbers in place, and strategic steps taken over the last several years in anticipation of Phase II of the Clean Air Act Amendments. The Amendments are expected to increase the demand for and value of Cyprus Amax's low-sulfur reserves in the Powder River Basin, Colorado, and Utah, since many utilities are expected to comply with the tighter emissions standards by switching to lower sulfur coal. Approximately 40 percent of

Cyprus Amax's higher sulfur coals, produced in Pennsylvania and Illinois, will be shipped in 1999 and 2000 to plants currently equipped with scrubbers. Additional scrubber installations have been announced by electric generators and are anticipated in the Midwest and Northeast to comply with Phase II.

   The Federal Environmental Protection Agency announced in 1998 a proposal to require electric generators in 22 eastern states to reduce nitrogen oxide emissions by 85 percent during the annual five month ozone season, starting May 2003. The impact of this proposal on the coal industry and Cyprus Amax cannot be predicted with certainty as utilities may comply through investments in control technologies, switching to alternative fuels, reducing output from some facilities, or purchasing emission allowances. To date, eight states have challenged the EPA proposal by filing suit in federal court in the District of Columbia.

                                LITHIUM SEGMENT

Lithium Operations

   Cyprus Amax was a major producer of lithium with production facilities in Nevada, North Carolina, Tennessee, and Chile. Lithium and lithium compounds were used in various applications such as the smelting of aluminum and the manufacture of ceramics, glass, greases, high performance batteries, synthetic rubber, plastics, and pharmaceuticals. On October 13, 1998, Cyprus Amax sold its Lithium segment to an affiliate of Chemetall GmbH, a specialty chemicals unit of Metallgesellshaft AG.

   Cyprus Amax owned 100 percent of a Chilean limited partnership that held a brine deposit and owned a lithium carbonate processing facility in northern Chile. Lithium brine was recovered from the brine deposit and concentrated in solar evaporation ponds in the Salar de Atacama. The concentrated brine was then converted into lithium carbonate at the La Negra processing facility outside of Antofagasta. During 1997 Cyprus Amax constructed a lithium chloride plant, which began production in the first half of 1998. Production during the period owned in 1998 was 21.4 million pounds of lithium carbonate.

   At the Silver Peak facility in Nevada, Cyprus Amax also produced lithium carbonate from salt brines. The solar pond system and related plant for chemical conversion of the concentrated brine into lithium carbonate were situated on approximately 17,000 acres of patented and unpatented placer mining claims. During the period owned in 1998, Silver Peak operated at its long-term solar pond production capacity, which produced 10.5 million pounds of lithium carbonate. Additionally, Silver Peak produced 4.6 million pounds of lithium hydroxide during the period owned in 1998.

   Cyprus Amax operated a butyllithium production facility in New Johnsonville, Tennessee, located on 98 acres of fee land owned by Cyprus Amax. In addition to butyllithium, this plant produced other organo-metallic lithium specialty chemicals.

   Cyprus Amax also owned manufacturing facilities for various lithium chemicals and lithium metal casting located on 926 acres of fee and leased land in Kings Mountain, North Carolina. Lithium administration and sales, research and development, and certain lithium metal, alloy, and pharmaceutical production activities were also conducted at the Kings Mountain production facilities.

Lithium Marketing Arrangements

   Cyprus Amax sold lithium carbonate, lithium hydroxide, butyllithium, lithium chloride, lithium bromide, and a variety of other lithium chemical, metal, and metal alloy products to such diverse markets as aluminum smelting, ceramics, lubricants, specialty glass, synthetic rubber, plastics, batteries, alloys, and pharmaceuticals. The various lithium products were sold under a combination of long- and short-term contracts.

                              EXPLORATION SEGMENT

   In 1998 Cyprus Amax shifted its exploration focus to copper. It seeks a range of opportunities from early stage generative exploration through advanced opportunities and acquisitions. The company has active projects in the United States, Mexico, Peru, Chile, Australia, Papua New Guinea, and Zambia and continues to seek opportunities in other parts of the world as well. Exploration also is conducted around its developing and producing mines to find and delineate ore that could extend the lives of those operations. (See "All Other Segment, Gold Operations" for discussion of Cyprus Amax's exploration joint venture agreement with Kinross, formerly with Amax Gold.)

   In regards to the Kansanshi copper project, incorporated by reference from page 22 from "Management's Discussion", a 30 day extension was granted from March 14, 1999 to mid-April 1999 for the decision deadline to continue on into Phase II. Cyprus Amax will continue to work towards renegotiating the $10 million Phase II payment during this time.

                               ALL OTHER SEGMENT

Gold Operations

   Amax Gold and its subsidiaries were engaged in the mining and processing of gold and silver ore and in the exploration for, and acquisition and development of, gold-bearing properties, principally in the Americas, Russia, Australia, and Africa. On June 1, 1998, Amax Gold completed its merger with Kinross. Cyprus Amax's 58.8 percent share of Amax Gold Common Stock was converted into Kinross shares at a rate of 0.8 of a share of Kinross Common Stock for each share of Amax Gold. Cyprus Amax also purchased $135 million of Kinross Common Stock for cash and the repayment of Amax Gold debt. At the time of the merger, Cyprus Amax owned approximately 31 percent of Kinross and received warrants to buy approximately an additional 10 million shares of Kinross. This merger resulted in the deconsolidation of Amax Gold, and beginning June 1, 1998, Cyprus Amax's investment in Kinross was reported on an equity basis.

   Amax Gold's operating properties consisted of a 100 percent interest in the Fort Knox mine near Fairbanks, Alaska; a 50 percent interest in the Kubaka mine in the Magadan Oblast situated in Far East Russia; a 50 percent interest in the Refugio mine in Chile; a 90 percent interest in the Guanaco mine in Chile; and a 100 percent interest in the Hayden Hill mine in Lassen County, California. Mining at Guanaco and Hayden Hill was completed during 1997, although residual leaching continued during 1998 at both mines. The Company also owned a 50 percent interest in the Sleeper mine in Humboldt County, Nevada, and a 100 percent interest in the Wind Mountain mine in Washoe County, Nevada, which are in reclamation. In addition, Amax Gold owned a 62.5 percent joint venture interest in the Haile Project in Lancaster County, South Carolina.

   All of the former Amax Gold's operating properties were open pit mines. Except for mining equipment owned by contract miners at Refugio and mobile mining equipment leased at Fort Knox, Amax Gold owned its mining and processing equipment, which was maintained in good operating condition. Ore was processed by milling or heap leaching. Milling is the traditional process for recovering gold from ore. After ore is crushed, the gold and silver are concentrated and then smelted into dore, which is shipped to refiners for further processing. The milling process is typically used for higher recovery from oxide and sulfide ores.

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

   For the five months ended May 31, 1998, and the year ended December 31, 1997, Amax Gold produced 336,000 ounces and 730,000 ounces, respectively, of gold and sold 346,000 ounces and 721,000 ounces, respectively.

   At December 31, 1998, Cyprus Amax had a 30 percent equity investment in Kinross. Kinross is a Canadian gold company, which in addition to the mines acquired in the Amax Gold merger also operates five gold mines. Four of the mines are located in Canada and the United States and one is located in Zimbabwe. The North American operations are the Hoyle Pond mine in Timmins, Ontario; the Macassa mine in Kirkland Lake, Ontario; the DeLamar mine in Idaho; and the Candelaria mine in Nevada (which is primarily a silver producer). The Zimbabwean operations are at the Blanket mine. For the full year 1998, Kinross produced 824,000 ounces of gold, and Cyprus Amax's equity share of Kinross' reserves at December 31, 1998, was 2.3 million ounces of contained gold.

Gold Marketing Arrangements

   Gold has two principal uses: product fabrication and bullion investment. Fabricated gold has a wide variety of end uses, including jewelry manufacture (the largest fabrication component), electronics, dentistry, industrial and decorative uses, medals, medallions, and official coins. Prior to the merger, Amax Gold sold all of its refined gold to banks and other bullion dealers, using a variety of hedging programs, and the majority of its pre-merger 1998 sales was to Europe.

   In June 1998, Cyprus Amax established joint exploration agreements with Kinross to explore for base and precious metals. The agreements provide Cyprus Amax a 75 percent interest and Kinross a 25 percent interest in the base and precious metals prospects resulting from future exploration. This agreement covers Pastoria, Mexico, Cordillera Negra, Peru, and Eyre Peninsula, Australia. Each party funds work in proportion to its interest, and Cyprus Amax provides staffing and management. This agreement replaced a comparable joint exploration agreement established in 1994 with Amax Gold that was dissolved as a result of the merger with Kinross.


                                 EQUITY AND OTHER

Oakbridge Limited

   During 1998 Cyprus Amax's ownership interest in Oakbridge Limited was 48 percent. In January 1998, Cyprus Amax increased its ownership from 41 percent to 48 percent through the purchase of Ban-Pu's 7 percent shareholding. Cyprus Amax's investment in Oakbridge Limited is accounted for using the equity method. See further discussion in "Coal Segment, Oakbridge".

   In 1998 Cyprus Amax acquired approximately 31 percent in Kinross through the Amax Gold merger with Kinross. Cyprus Amax's investment in Kinross is accounted for using the equity method. At December 31, 1998, Cyprus Amax owned approximately 30 percent of Kinross. See further discussion in "All Other Segment, Gold Operations".

                                  RISK FACTORS

   The Company's business operations are subject to a number of risks and hazards inherent in the mining industry, including but not limited to those summarized below, which materially and adversely may affect the Company's business, financial conditions, results of operations, cash flows, the anticipated development of existing properties and reserves and of future projects, production quantities and rates, overall costs and expenditures, and expected production commencement dates. The Company is also subject to a number of risks not specific to the mining industry, including but not limited to general economic and financial market conditions and Year 2000 problems.

Metals Price Volatility

   A significant portion of the Company's 1998 revenues were derived from the sale of metals such as copper and molybdenum and, to a lesser extent, gold through the Company's majority owned subsidiary Amax Gold, which was merged with Kinross on June 1, 1998. Thus, the Company's business, financial condition, results of operations, and cash flows are very sensitive to changes in the prices of these commodities. Metals prices fluctuate widely and are affected by numerous factors beyond the Company's control or ability to predict, including but not limited to domestic and international economic and political conditions, industry inventory levels and capacity, global and regional demand and production, the availability and costs of substitute materials, speculative activities, and inflationary expectations. While the Company historically has used limited financial risk management techniques to reduce a portion of the Company's exposure to the volatility of market prices, there can be no assurance that it will continue to do so or that it will be able to do so effectively in the future. In addition, depending upon the specific techniques employed, market conditions and other factors, such activities could reduce the earnings or cash flow that the Company otherwise would realize or result in losses.

Operating and Project Development Risks

   The Company's business operations are subject to risks and hazards inherent in the mining industry, including but not limited to unanticipated grade and other geological problems, water conditions, surface or underground conditions, metallurgical and other processing problems and mechanical equipment performance problems, the unavailability of materials and equipment, accidents, labor force and force majeure factors, unanticipated transportation costs and delays and weather conditions, prices and production levels of by-products, and potential political instabilities of foreign governments, any of which materially and adversely can affect, among other things, the development of properties, production quantities and rates, costs and expenditures, and production commencement dates.

   In the case of development projects, there generally is no operating history upon which to base estimates of future operating costs and capital requirements. The economic feasibility of any individual project is based upon, among other things: the interpretation of geological data obtained from drill holes and other sampling techniques; feasibility studies, which derive estimates of cash operating costs based upon anticipated tonnage and grade of ore to be mined and processed; the configuration of the ore body; expected recovery rates of metals from the ore; comparable facility and equipment costs; anticipated climatic conditions; estimates of labor productivity; and other factors. Such development projects also are subject to the successful completion of final feasibility studies, issuance of necessary permits, and receipt of adequate financing. Accordingly, uncertainties related to operations are magnified in the case of development projects.

   As a result of the forgoing risks, among other things, expenditures on any and all projects, actual production quantities and rates, and cash operating costs materially and adversely may be affected and may differ materially from anticipated expenditures, production quantities and rates, and costs, just as estimated production dates may be delayed materially, in each case, especially to the extent development projects are involved. Any such events materially and adversely can affect the Company's business, financial condition, results of operations, and cash flows.

Reliance on Coal Contracts

   A substantial portion of the Company's coal is sold pursuant to long-term coal supply contracts that are significant to the stability and profitability of the Company's operations. During 1998 a majority of the company's revenues from coal sales resulted from sales under contracts with an initial term of more than one year. Some of the Company's contracts currently have prices that exceed the price at which such coal could be sold in the spot market. The loss of certain of its long-term contracts could have a material adverse effect on the Company's business, financial condition, results of operations, and cash flow. Most of the Company's coal contracts with an initial term of more than one year are subject to price adjustment provisions that, subject to certain limits, permit an increase or decrease periodically in the contract price. Some of the Company's coal supply contracts also contain price re-opener provisions that provide for the periodic upward or downward adjustment of contract prices; such provisions can lead to disputes with customers and potential modifications or early termination of the contract.

Competitive Conditions

   All of Cyprus Amax's products are sold in highly competitive markets. Marketing of Cyprus Amax's products is influenced by price, materials substitution, product quality, transportation costs, general economic conditions, imports, and competition in all markets. Cyprus Amax competed with numerous other copper, molybdenum, coal, lithium, and gold producers.

   Copper, molybdenum, and gold sales generally are characterized by cyclical and volatile prices, little product differentiation, and strong competition. Prices are influenced by production costs of domestic and foreign competitors, worldwide economic conditions, world supply/demand balances, inventory levels, the United States dollar exchange rate, and other factors. Copper and molybdenum prices also are affected by the demand for end-use products in, for example, the construction, transportation, and durable goods markets.

   While the long-term demand for copper has been growing, it can be affected adversely by substitution of materials such as aluminum, plastics, and optical fibers. Copper is an internationally traded commodity, and its price is determined on two major metals exchanges: the Commodities Exchange, Inc. in New York City (COMEX) and the London Metal Exchange (LME). These prices broadly reflect the worldwide balance of copper supply and demand, but also are influenced by speculative activities. COMEX copper prices averaged 75 cents per pound in 1998, down 29 cents per pound from 1997. Western World refined copper consumption rose for the thirteenth consecutive year in 1998, with estimated growth of two percent. Copper production increased at a slightly higher rate. Copper inventories rose and prices fell sharply as the supply exceeded demand. The supply of copper is determined largely by development and production decisions of those entities controlling mines and reserves and availability of secondary materials. Some major foreign producers have cost advantages resulting from higher ore grades, lower labor rates, and less stringent environmental requirements.

   Molybdenum demand depends heavily on worldwide steel industry consumption and, to a lesser extent, on chemical applications. World molybdenum consumption remained at record levels in the first half of 1998 continuing the growth trend begun in 1994. In the second half of 1998, molybdenum consumption was negatively impacted as a result of the Asian crisis. Overall 1998 molybdenum worldwide consumption declined an estimated four percent primarily in metallurgical applications. The molybdenum market remained over supplied during the second half of 1998, and production curtailments were announced in China and at three primary mines in North America during the fourth quarter. Western World metallurgical spot molybdenum oxide prices in 1998 averaged about $3.40 per pound against a 1997 average of about $4.30 per pound. Cyprus Climax molybdenum realizations averaged $4.95 per pound in 1998 and $5.50 per pound in 1997, with realizations positively impacted by higher-valued molybdenum chemical products. Cyprus Climax staged about a 3 million pound build up of molybdenum inventories in 1998 to satisfy customer requirements during the transition from rail to conveyor haulage associated with the Henderson 2000 project. A substantial portion of world molybdenum production is a by-product of copper mining, which is relatively insensitive to molybdenum price levels. Exports to the Western World, especially from China, can also influence competitive conditions.

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

   Competition in the sale of lithium products was based on price and quality. Prior to the sale of the Lithium business, Cyprus Amax had a number of competitors from western countries in the lithium marketplace, as well as competition from lithium products from China and the Commonwealth of Independent States (C.I.S.).

Environmental Matters

   The mining and mineral processing industries are subject to extensive regulations for the protection of the environment in the United States and foreign countries, including but not limited to regulations relating to air and water quality, mine reclamation, remediation, solid and hazardous waste handling and disposal, and the promotion of occupational safety. These laws often require parties to fund remedial action or to pay damages regardless of fault. Environmental laws also often impose liability with respect to divested or terminated operations, even if the operations were divested or terminated many years ago. As a result, the Company generally is required to engage in substantial remedial and investigatory activities, including but not limited to assessment and clean-up work. Although the Company believes that it has adequate reserves with respect to environmental matters, there can be no assurance that the amount of capital expenditures and other costs and expenses which will be required to complete remedial actions and otherwise to comply with applicable environmental laws will not exceed the amounts reflected in the Company's reserves or will not have a material adverse effect on the Company's business, financial condition, results of operations, or cash flows. From time-to-time the Company is cited for noncompliance with applicable environmental laws and regulations. However, the Company expects to be able to comply in all material respects with existing laws and regulations.

   The mining operations of the Company also are subject to inspection and regulation by the United States and foreign governments under a variety of laws and regulations. Current and future regulations or regulatory interpretations do or may require significant expenditures for compliance that may increase the Company's mine development and operating costs and may require the Company to modify or curtail its operations. The Company cannot predict the likely impact of future or pending legislation on its business, financial condition, results of operations, or cash flows.

   Reference is made to additional information concerning environmental matters in "Management's Discussion, Environmental" on page 26 of the 1998 Annual Report and Note 14 to the Consolidated Financial Statements on pages 47 and 48 of the 1998 Annual Report, which information is incorporated herein by reference and
Item 3: Legal Proceedings in this Form 10-K.

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

Competition for Properties; Exploration Risks

   Since mines have limited lives based on proven ore reserves, the Company continually seeks to replace and expand its reserves. Mineral exploration, at both newly acquired properties and existing mining operations, is highly speculative in nature, involves many risks, and frequently is nonproductive. Once mineral deposits are discovered, it may take a number of years from initial preparatory work until production is possible, during which time the economic feasibility of production may change. Substantial expenditures are required to establish ore reserves through drilling to determine metallurgical processes required for extraction from ore and, in the case of new properties, to construct mining and processing facilities.

   The Company encounters strong competition from other mining companies in connection with the acquisition of properties producing or capable of producing metals and coal. As a result of this competition, some of which is with companies with greater financial resources than the Company, the Company may be unable to acquire attractive mining properties on terms it considers acceptable. In addition, there are a number of uncertainties inherent in any program relating to the location of economic ore reserves, the development of appropriate metallurgical processes, the receipt of necessary governmental permits, and the construction of mining and processing facilities. Accordingly, there can be no assurance that the Company's acquisition and exploration programs will yield new reserves to replace and expand current reserves.

Foreign Operations

   Certain of the Company's reserves and facilities at December 31, 1998, are located in foreign countries, including Chile, Peru, Australia, Canada, the Netherlands, and the United Kingdom. Such foreign reserves and facilities may be materially and adversely affected by exchange controls, currency fluctuations, ownership limitations, expropriation, taxation and laws or policies of particular countries, as well as the laws or policies of the United States affecting foreign trade, investment, and taxation. The Company also may be affected materially and adversely by the policies and practices of multinational political or financial institutions.

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

   As the Pinal Creek Group, Cyprus Miami Mining Corporation and other companies continued remediation and assessment of ground water quality throughout 1998 in the shallow alluvial aquifers along Pinal Creek near

Miami, Arizona. The removal, remediation, and assessment work is being conducted in accordance with the requirements of the Arizona Department of Environmental Quality's Water Quality Assurance Revolving Fund program. In addition, the remedial and removal action is consistent with the National Contingency Plan prepared by the Environmental Protection Agency ("EPA") as required by the Comprehensive Environmental Response Compensation and Liability Act ("CERCLA"). The ongoing removal, remediation, and assessment program, initiated in 1989, has resulted in continued improvement of the sub-surface water quality in the area. In November 1997, Cyprus Miami, as a member of the Pinal Creek Group, joined with the State of Arizona in seeking approval of the District Court for the entry of a Consent Decree resolving all matters related to an enforcement action contemplated by the State of Arizona with respect to the ground water matter. On August 13, 1998, the court approved the Decree that commits Cyprus Miami and the other Pinal Creek Group members to complete the remediation work outlined in the remedial action plan that was submitted to the State in May 1997. Following approval of the Consent Decree, Cyprus Miami undertook a comprehensive reassessment of expected costs for completing the Pinal Creek removal and remediation project. This reassessment resulted in Cyprus Miami recording an additional $80 million accrual in the fourth quarter of 1998, bringing the Pinal Creek remediation reserve to approximately $111 million at December 31, 1998. Cyprus Miami has commenced contribution litigation against other parties involved in this matter and has asserted claims against certain of its past insurance carriers. While significant recoveries are expected, Cyprus Miami cannot reasonably estimate the amount and, therefore, has not taken potential recoveries into consideration in the recorded reserve.

   Cyprus Amax or its subsidiaries have been advised by the EPA and several state environmental agencies that they may be liable under CERCLA or similar state laws and regulations for costs of responding to environmental conditions at a number of sites that have been or are being investigated by the EPA or states to establish whether releases of hazardous substances have occurred and, if so, to develop and implement remedial actions. Cyprus Amax has been named as a potentially responsible party ("PRP") or has received EPA requests for information for several sites. For all sites, Cyprus Amax had an aggregate reserve of approximately $160 million at December 31, 1998, for its share of the estimated liability. Liability estimates are based on an evaluation of, among other factors, currently available facts, existing technology, presently enacted laws and regulations, Cyprus Amax's experience in remediation, other companies remediation experience, Cyprus Amax's status as a PRP, and the ability of other PRPs to pay their allocated portions. The cost range of reasonably possible outcomes for all sites is estimated to be from $140 million to $470 million, and work on these sites is expected to be substantially completed in the next several years, subject to the inherent delays involved in the process. Remediation costs that could not be reasonably estimated at December 31, 1998, are not expected to have a material impact on the financial condition and ongoing operations of the Company. Cyprus Amax believes certain insurance policies partially cover these claims; however, some of the insurance carriers have denied responsibility, and Cyprus Amax is litigating coverage. Further, Cyprus Amax believes that it has other potential claims for recovery from third parties, including the U.S. Government and other PRPs, as well as liability offsets through lower cost remedial solutions. However, neither insurance recoveries nor other claims or offsets have been recognized in the financial statements unless such offsets are considered probable of realization.

   At December 31, 1998, Cyprus Amax's accruals for deferred closure, shutdown of closed operations, and reclamation totaled approximately $237 million. Reclamation is an ongoing activity and a cost associated with Cyprus Amax's mining operations. Accruals for closure and final reclamation liabilities are established on a life-of-mine basis. The Copper/Molybdenum reclamation reserve component is $127 million and includes costs for site stabilization, clean-up, long-term monitoring, and water treatment costs as expected to be required largely by state laws and regulations as well as by sound environmental practice. The Coal reclamation reserve component of $110 million is largely a result of reclamation obligations incurred for replacing soils and revegetation of mined areas as required by provisions and permits pursuant to the Surface Mining Control and Reclamation Act. Total reclamation costs for Cyprus Amax at the end of current mine lives is estimated at about $443 million.

   Cyprus Amax believes that it has adequate reserves such that none of these matters or contingencies is expected to have a material adverse effect on its business or financial condition, results, and cash flows and is unaware of any additional environmental matters or contingencies that, based on information currently known to Cyprus Amax, would have a material effect upon the Company's financial condition or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the quarter ended December 31, 1998.

Item 4A.  Executive Officers of the Registrant

   Set forth below are the names, ages, and titles of the executive officers of Cyprus Amax as of March 19, 1999:

Name                       Age                         Office
-------------------------  ---  ----------------------------------------------------
   Milton H. Ward           66  Chairman, President and Chief Executive Officer
   Jeffrey G. Clevenger     49  Executive Vice President
   Garold R. Spindler       51  Executive Vice President
   Gerald J. Malys          54  Senior Vice President and Chief Financial Officer
   David H. Watkins         54  Senior Vice President, Exploration
   Philip C. Wolf           51  Senior Vice President, General Counsel and Secretary
   Robin J. Hickson         55  Vice President, Engineering and Development
   Farokh S. Hakimi         50  Vice President and Treasurer
   John Taraba              50  Vice President and Controller

   Mr. Ward was elected Chairman of the Board, President and Chief Executive Officer on May 14, 1992, and served as Co-Chairman for the period November 15, 1993, through November 15, 1995. Mr. Clevenger was elected to his current position on January 1, 1998, and Mr. Malys was elected Senior Vice President effective October 31, 1988, and Chief Financial Officer effective August 1, 1989. Mr. Spindler was elected to his current office on January 1, 1998, and Mr. Watkins assumed his current office on February 1, 1994. Mr. Wolf was elected to his current office on November 13, 1993, and Mr. Hickson was appointed to his current office on November 20, 1994. Mr. Hakimi assumed his current office on January 1, 1998, and Mr. Taraba was elected to his current office on October 31, 1988.

   Messrs. Ward, Clevenger, Malys, Wolf, Hakimi, and Taraba have been engaged full-time in the business of Cyprus Amax and its subsidiaries for more than the past five years. Prior to joining Cyprus Amax in May 1992, Mr. Ward had been President and Chief Operating Officer of Freeport-McMoRan Inc. and Chairman and Chief Executive Officer of Freeport-McMoRan Copper & Gold Inc. since 1984. Mr. Clevenger held various management positions at Phelps Dodge Corporation since 1979 until he joined Cyprus Amax in 1992. From 1993 until 1998, Mr. Clevenger held the position of Senior Vice President, Copper. Prior to joining Cyprus Amax Coal, Mr. Spindler had been associated with Pittston Coal Company, serving as President and Chief Executive Officer since 1990 until he joined Cyprus Amax Coal and held the position of Senior Vice President, Coal from 1995 until 1998, when he assumed his current position. Prior to joining Cyprus Amax in 1994, Mr. Watkins served as Vice President and Director at Metall Mining Corporation from 1991 until 1993. Mr. Wolf has served in his current position for more than five years. Mr. Hickson joined Cyprus Amax in 1993 as Senior Vice President of Cyprus Climax Metals Company. Before joining Cyprus Amax, Mr. Hickson was President of Freeport-McMoRan's Research and Engineering Company. Mr. Hakimi held various positions in Cyprus Amax's Treasury group and Cyprus Amax Coal's Marketing and Planning and Economics group until 1997, when he assumed his current position. Mr. Taraba held various positions in Cyprus Amax's financial departments from 1982 until 1988, when he assumed his current position.

   Each executive officer holds office subject to removal at any time by the Board of Directors of Cyprus Amax.

                                 PART II

Item 5.  Market for the Registrant's Common Stock and Related Stockholder
         Matters.

   Information required by this item is incorporated by reference from "Stock Market Information" on page 56 in the 1998 Annual Report.

The information required by Items 6 through 8 is incorporated by reference from the pages of the Company's 1998 Annual Report set forth below.


                                                         Applicable Pages
                      Form 10-K Item Number          in the 1998 Annual Report
                      ----------------------         -------------------------
Item 6.  Selected Financial Data...........................     18-19

Item 7.  Management's Discussion and Analysis of Results of
         Operations and Financial Condition................     20-30

Item 8.  Financial Statements and Supplementary Data.......     31-55
         a.  Quarterly Results.............................        54
         b.  Mineral Reserves and Selected Operating
             Statistics....................................        55

Item 9.  Disagreements on Accounting and Financial Disclosure
         Not applicable.

                                 PART III

Item 10.  Directors and Executive Officers of the Registrant

   The information about the Directors of the Company required by this item is located in Cyprus Amax's Proxy Statement for the 1999 Annual Meeting to be filed within 120 days after the end of the fiscal year. Information about the Executive Officers of the Company required by this item appears in Part I of this Annual Report on Form 10-K.*

Item 11.  Executive Compensation

   The information required by this item appears in Cyprus Amax's Proxy Statement for the 1999 Annual Meeting to be filed within 120 days after the end of the fiscal year.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

   The information required by this item appears in Cyprus Amax's Proxy Statement for the 1999 Annual Meeting to be filed within 120 days after the end of the fiscal year.

Item 13.  Certain Relationships and Related Transactions

   The information required by this item appears in Cyprus Amax's Proxy Statement for the 1999 Annual Meeting to be filed within 120 days after the end of the fiscal year.

------------
* References in this Annual Report on Form 10-K to material contained in Cyprus Amax's Proxy Statement for the 1999 Annual Meeting to be filed within 120 days after the fiscal year incorporate such material into this Report by reference.

                                 PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

   (a) The following financial statements are filed as part of this Report:

       1. Financial Statements included in the 1998 Annual Report and incorporated by reference:

                                                                                  Pages in 1998
                                                                                  Annual Report
                                                                                  -------------
 Report of Independent Accountants.....................................                  31
 Consolidated Statement of Operations for each of the three years in
  the period ended December 31, 1998...................................                  32
 Consolidated Balance Sheet at December 31, 1998 and 1997..............                  33
 Consolidated Statement of Cash Flows for each of the three years
  in the period ended December 31, 1998................................                  34
 Consolidated Statement of Shareholders' Equity for each of the three
  years in the period ended December 31, 1998..........................                  35
 Notes to Consolidated Financial Statements............................               36-53

       2.  Financial Statement Schedule:

                                                                                   Pages in This
                                                                                     Form 10-K
                                                                                   -------------
 Report of Independent Accountants on Financial Statement
  Schedule.............................................................                  32
 For the three years in the period ended December 31, 1998:
  Schedule II - Valuation and Qualifying Accounts and
  Reserves.............................................................                  33

   Schedules not included in this Form 10-K have been omitted because they are not applicable or the required information is shown in the financial statements in the 1998 Annual Report or notes thereto. Separate financial statements of 50 percent or less owned companies accounted for by the equity method have been omitted because the registrant's proportionate share of the income from continuing operations before income taxes is less than 20 percent of the respective consolidated amount, and the investment in and advances to each company is less than 20 percent of consolidated total assets.

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


      3 (a) Restated Certificate of Incorporation, incorporated by reference from Exhibit 3(a) to the Annual Report on Form 10-K for the period ended December 31, 1997.

         (b) By-Laws, as amended through the date of signing of this Annual Report on Form 10-K, incorporated by reference from Exhibit 3(b) to the Annual Report on Form 10-K for the period ended December 31, 1991, and from Exhibit 3.2 to the Report on Form 8-K dated November 30, 1993.


      4 (a) Rights Agreement between Cyprus Amax Minerals Company and the Bank of New York, dated as of February 28, 1999, which includes the form of Right Certificate as Exhibit A and the Summary of Rights to Purchase Shares as Exhibit B, incorporated by reference to Form 8-A filed February 24, 1999.

         (b) Form of Indenture between Cyprus Minerals Company and United States Trust Company, as Trustee (including form of the Notes), relating to the 10 1/8% Notes due 2002, incorporated by reference from
             Exhibit 4(a) to the Registration Statement on Form S-3, File No. 33-33869.

         (c) Form of Indenture between Cyprus Minerals Company and Ameritrust Texas National Association, as Trustee (including form of the Debentures), relating to the 8 3/8% Debentures due 2023 and 6 5/8% Notes due 2005, incorporated by reference from Exhibit 4.1 to the Report on Form 8-K dated January 28, 1993, and Exhibit 4.2 to the Report on Form 8-K dated October 21, 1993.

         (d) Form of Indenture between Cyprus Amax Minerals Company and the First Bank of Chicago, as Trustee (including form of the Notes), relating to the 7 3/8% Notes due 2007 incorporated by reference from the Registration Statement on Form S-3, File 33-54097.

         (e) Certificate of Designations of Series A Junior Participating Preferred Stock, incorporated by reference from Exhibit 3(a) to the Annual Report on Form 10-K for the period ended December 31, 1988, and from Exhibit 7 to the Report on Form 8-A/A dated June 29, 1993.

      Exhibit
      Number                        Document
      ------                        --------

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

         (a) Stock Purchase and Sale Agreement, dated May 28, 1998, between Cyprus Amax Coal Company and AEI Holding Company, Inc.

         (b) Management Incentive Program of Cyprus Amax Minerals Company, as amended through the date of signing of this Annual Report on Form 10-K, incorporated by reference to Exhibit 10(b) to the Annual Report on Form 10-K for the period ended December 31, 1997, and
             Exhibit 10(b) to the Annual Report on Form 10-K for the period ended December 31, 1998.

         (c) Stock Plan for Non-Employee Directors of Cyprus Amax Minerals Company, as amended and restated through the date of signing of this Annual Report on Form 10-K, incorporated by reference to
             Exhibit 28 to the Report on Form 10-Q for the quarter ended September 30, 1992, the additional amendments incorporated by reference from Exhibit 10(a) to the Annual Report on Form 10-K for the period ended December 31, 1996, and Exhibit 10(c) to the Annual Report on Form 10-K for the period ended December 31, 1998.

         (d) Contracts regarding employment between Cyprus Minerals Company (now Cyprus Amax Minerals Company) and certain executive officers, incorporated by reference from Exhibit 10(i) to the Annual Report on Form 10-K for the period ended December 31, 1993, Exhibit 10(c) to the Annual Report on Form 10-K for the period ended December 31, 1995, and Exhibit 10(d) to the Annual Report on Form 10-K for the period ended December 31, 1998.

         (e) 1993 Key Executive Long-term Incentive Plan between Cyprus Amax Minerals Company and certain executive officers, as amended through the date of signing of this Annual Report on Form 10-K, incorporated by reference from Exhibit 10(d) to the Annual Report on Form 10-K for the period ended December 31, 1995, and Exhibit 10(e) to the Annual Report on From 10-K for the period ended December 31, 1998.

         (f) Deferred Compensation Plan for Non-Employee Directors of Cyprus Amax Minerals Company, as amended through the date of signing of

      Exhibit
      Number                        Document
      ------                        --------

             this Annual Report on Form 10-K, incorporated by reference from
             Exhibit 10(c) to the Annual Report on Form 10-K for the period ended December 31, 1994, and Exhibit 10(f) to the Annual Report on Form 10-K for the period ended December 31, 1998.

         (g) Excess Defined Contribution Plan, as amended and restated through the date of signing of this Annual Report on Form 10-K, incorporated by reference from Exhibit 10(f) to the Annual Report on Form 10-K for the period ended December 31, 1994, and Exhibit 10(g) to the Annual Report on Form 10-K for the period ended December 31, 1998.

         (h) Deferred Compensation Plan for Selected Employees of Cyprus Amax Minerals Company, as amended through the date of signing of this Annual Report on Form 10-K, incorporated by reference from Exhibit 10(i) to the Annual Report on Form 10-K for the period ended December 31, 1994 and Exhibit 10(h) to the Annual Report on
             Form 10-K for the period ended December 31, 1998.

         (i) Stock Purchase and Sale Agreement, dated April 25, 1998, by and among Cyprus Amax Minerals Company, Cyprus Foote Mineral Company, Cyprus Specialty Metals Company, and Foote Acquisition Corporation, incorporated by reference to Form 8-K filed October 28, 1998.

         (j) Supplemental Agreement, dated October 13, 1998, to Stock Purchase and Sale Agreement, dated April 25, 1998, by and among Cyprus Amax Minerals Company, Cyprus Foote Mineral Company, Cyprus Specialty Metals Company, and Foote Acquisition Corporation, incorporated by reference to Form 8-K filed October 28, 1998.

         (k) Tax Sharing and Indemnification Agreement, dated October 13, 1998, by and between Cyprus Amax Minerals Company, Cyprus Specialty Metals Company, Cyprus Foote Mineral Company, and Foote Acquisition Corporation, incorporated by reference to Form 8-K filed October 28, 1998.

         (l) Cyprus Amax Minerals Company Supplemental Executive Retirement Plan, incorporated by reference to Exhibit 10(a) to the Annual Report on Form 10-K for the period ended December 31, 1997.

         (m) Merger Agreement, dated February 9, 1998, by and among Kinross Gold Corporation, Kinross Merger Corporation, and Amax Gold, Inc., incorporated by reference to Exhibit 10.25 to Amax Gold Inc.'s Annual Report on Form 10-K for the year ended December 31, 1997.

         (n) Stockholder Agreement, dated as of February 9, 1998, by and among Kinross Gold Corporation, Kinross Merger Corporation, Cyprus Amax Minerals Company, Amax Energy Inc., Cyprus Gold Company, and Amax Gold Inc., incorporated by reference to Amendment No. 17 to Statement on Schedule 13D with respect to the common stock of Amax Gold Inc.

      Exhibit
      Number                        Document
      ------                        --------

         (o) Investor Agreement, dated as of February 9, 1998, by and between Kinross Gold Corporation and Cyprus Amax Minerals Company, incorporated by reference to Amendment No. 17 to Statement on
             Schedule 13D with respect to the common stock of Amax Gold Inc.

         (p) Annual Incentive Plan for Executive Officers and Designated Management, incorporated by reference from Exhibit 10(b) to the Annual Report on Form 10-K for the period ended December 31, 1996.

         (q) Amended and Restated Employment Agreement between Cyprus Amax Minerals Company and Milton H. Ward, incorporated by reference from
             Exhibit 10(a) to the Annual Report on Form 10-K for the period ended December 31, 1995.

         (r) Cyprus Amax Minerals Company Executive Officer Separation Policy, as amended through the date of signing of the Annual Report on Form 10-K; incorporated by reference from Exhibit 10(m) to the Annual Report on Form 10-K for the period ended December 31, 1993, and
             Exhibit 10(b) to the Annual Report on Form 10-K for the period ended December 31, 1995.

         (s) Full Retirement Benefit Plan for Certain Salaried Employees, as amended through the date of signing of the Annual Report on Form 10-K, incorporated by reference from Exhibit 10(c) to the Annual Report on Form 10-K for the period ended December 31, 1988; Exhibit 10(c) to the Annual Report on Form 10-K for the period ended December 31, 1989; Exhibit 10(b) to the Annual Report on Form 10-K for the period ended December 31, 1990; Exhibit 10(b) to the Annual report on Form 10-K for the period ended December 31, 1992; and
             Exhibit 10(d) to the Annual Report on Form 10-K for the period ended December 31, 1994.

         (t) Amended and Restated 1988 Stock Option Plan of Cyprus Amax Minerals Company, incorporated by reference to Exhibit 99 to the Registration Statement on Form S-8 dated November 12, 1993.

         (u) Change of Control Employment Agreements between Cyprus Amax Minerals Company and certain executive officers, incorporated by reference from Exhibit 10(j) to the Annual Report on Form 10-K for the period ended December 31, 1993.


      11  Statement re computation of per share earnings.


      13  1998 Annual Report to Shareholders.


      21  Subsidiaries of the Registrant.

      Exhibit
      Number                        Document
      ------                        --------

      23  Consent of PricewaterhouseCoopers LLP.


      27  Financial Data Schedule.


      99 Financial Statements comprising the Annual Report of the Cyprus Amax Minerals Company Savings Plan and Trust and Thrift Plan for Bargaining Unit Employees.*

------------
* To be filed by amendment within 180 days of the plan's fiscal year end, in accordance with Rule 15d-21.

   (b) The following 8-Ks were filed during the last quarter of the period covered by this Report on Form 10-K:

       A Form 8-K was filed during the quarter ended December 31, 1998 in regards to the sale of Cyprus Amax's Foote lithium subsidiary to an affiliate of Chemetall GmbH.

                                 SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 19th day of March 1999.

                                  Cyprus Amax Minerals Company
                                    (Registrant)

                                  By   /s/  Gerald J. Malys
                                       -------------------------------
                                            Gerald J. Malys
                                       Senior Vice President and Chief
                                           Financial Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 19, 1999.

            Signatures                               Titles
            ----------                               ------

        /s/  Milton H. Ward         Chairman of the Board, Director, President,
        -------------------
             Milton H. Ward           and Chief Executive Officer

       /s/  Gerald J. Malys         Senior Vice President and Chief Financial
       --------------------
            Gerald J. Malys           Officer (Principal Financial Officer)

       /s/  John Taraba             Vice President and Controller (Principal
       ----------------
            John Taraba               Accounting Officer)

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

       /s/  James A. Todd, Jr.      Director
       -----------------------
            James A. Todd, Jr.

       /s/  Billie B. Turner        Director
       ---------------------
            Billie B. Turner

                     REPORT OF INDEPENDENT ACCOUNTANTS ON
                         FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Shareholders of Cyprus Amax Minerals Company:

   Our audits of the consolidated financial statements referred to in our report dated February 11, 1999, appearing on page 31 of the 1998 Annual Report to Shareholders of Cyprus Amax Minerals Company (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



/s/ PricewaterhouseCoopers LLP

PRICEWATERHOUSECOOPERS LLP
Denver, Colorado
February 11, 1999

                                  SCHEDULE II
                 CYPRUS AMAX MINERALS COMPANY AND SUBSIDIARIES
                VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                        For the Year Ended December 31
                            (Millions of Dollars)

                                                                         Additions
                                                                 -------------------------

                                                    Balance        Charged       Charged                         Balance
                                                      at              to           to                               at
                                                   Beginning      Costs and       Other                           End of
Material and Supplies Inventory                     of Year        Expenses      Accounts       Deductions         Year
----------------------------------------------   -----------      ----------    -----------    ------------    -----------
1998
 Deducted from asset accounts:
   Reserve for material and supplies
     inventory...................................  $      18        $       2      $       1      $      (6)      $      15
                                                   =========        =========      =========      =========       =========

1997
 Deducted from asset accounts:
   Reserve for material and supplies
     inventory...................................  $      18         $       1     $      (1)     $       -        $      18
                                                   =========         =========     =========      =========        =========

1996
 Deducted from asset accounts:
   Reserve for material and supplies
     inventory...................................  $      24          $       2     $       3      $     (11)      $      18
                                                   =========          =========     =========      =========       =========

Doubtful Accounts and Notes Receivable
--------------------------------------
1998
 Deducted from asset accounts:
   Reserve for doubtful accounts and
     notes receivable-current....................  $       7          $       -     $       -      $      (1)      $       6
   Reserve for doubtful accounts and
     notes receivable-noncurrent.................          5                  -             -              -               5
                                                   ---------          ---------     ---------      ---------       ---------
      Total......................................  $      12          $       -     $       -      $      (1)      $      11
                                                   =========          =========     =========      =========       =========

1997
 Deducted from asset accounts:
   Reserve for doubtful accounts and
     notes receivable-current....................  $       6          $       1     $       -      $       -       $       7
   Reserve for doubtful accounts and
     notes receivable-noncurrent.................          5                  -             -              -               5
                                                   ---------          ---------     ---------      ---------       ---------
      Total......................................  $      11          $       1     $       -      $       -       $      12
                                                   =========          =========     =========      =========       =========

1996
 Deducted from asset accounts:
   Reserve for doubtful accounts and
     notes receivable-current....................  $       8          $       -      $      -       $     (2)      $       6
   Reserve for doubtful accounts and
     notes receivable-noncurrent.................          5                  -             -              -               5
                                                   ---------          ---------     ---------      ---------       ---------
      Total......................................  $      13          $       -     $       -      $      (2)      $      11
                                                   =========          =========     =========      =========       =========

                                 INDEX TO EXHIBITS

Exhibit
Number                               Document
---------                            --------

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

         (a) Stock Purchase and Sale Agreement, dated May 28, 1998, between Cyprus Amax Coal Company and AEI Holding Company, Inc.

         (b) Management Incentive Program of Cyprus Amax Minerals Company, as amended through the date of signing of this Annual Report on Form 10-K, incorporated by reference to Exhibit 10(b) to the Annual Report on Form 10-K for the period ended December 31, 1997, and
             Exhibit 10(b) to the Annual Report on Form 10-K for the period ended December 31, 1998.

         (c) Stock Plan for Non-Employee Directors of Cyprus Amax Minerals Company, as amended and restated through the date of signing of this Annual Report on Form 10-K, incorporated by reference to
             Exhibit 28 to the Report on Form 10-Q for the quarter ended September 30, 1992, the additional amendments incorporated by reference from Exhibit 10(a) to the Annual Report on Form 10-K for the period ended December 31, 1996, and Exhibit 10(c) to the Annual Report on Form 10-K for the period ended December 31, 1998.

         (d) Contracts regarding employment between Cyprus Minerals Company (now Cyprus Amax Minerals Company) and certain executive officers, incorporated by reference from Exhibit 10(i) to the Annual Report on Form 10-K for the period ended December 31, 1993, Exhibit 10(c) to the Annual Report on Form 10-K for the period ended December 31, 1995, and Exhibit 10(d) to the Annual Report on Form 10-K for the period ended December 31, 1998.

         (e) 1993 Key Executive Long-term Incentive Plan between Cyprus Amax Minerals Company and certain executive officers, as amended through the date of signing of this Annual Report on Form 10-K, incorporated by reference from Exhibit 10(d) to the Annual Report on Form 10-K for the period ended December 31, 1995, and Exhibit 10(e) to the Annual Report on From 10-K for the period ended December 31, 1998.

         (f) Deferred Compensation Plan for Non-Employee Directors of Cyprus Amax Minerals Company, as amended through the date of signing of this Annual Report on Form 10-K, incorporated by reference from
             Exhibit 10(c) to the Annual Report on Form 10-K for the period ended December 31, 1994, and Exhibit 10(f) to the Annual Report on Form 10-K for the period ended December 31, 1998.

         (g) Excess Defined Contribution Plan, as amended and restated through the date of signing of this Annual Report on Form 10-K, incorporated by reference from Exhibit 10(f) to the Annual Report on Form 10-K for the period ended December 31, 1994, and Exhibit 10(g) to the Annual Report on Form 10-K for the period ended December 31, 1998.

         (h) Deferred Compensation Plan for Selected Employees of Cyprus Amax Minerals Company, as amended through the date of signing of this Annual Report on Form 10-K, incorporated by reference from Exhibit(i) to the Annual Report on Form 10-K for the period ended December 31, 1994 and Exhibit 10(h) to the Annual Report on
             Form 10-K for the period ended December 31, 1998.

       11    Statement re computation of per share earnings.

       13    Annual Report to Shareholders

       21    Subsidiaries of the Registrant.

       23    Consent of PricewaterhouseCoopers LLP.

       27    Financial Data Schedule.

------------

   (b) The following 8-Ks were filed during the last quarter of the period covered by this Report on Form 10-K:

       A Form 8-K was filed during the quarter ended December 31, 1998 in regards to the sale of Cyprus Amax's Foote lithium subsidiary to an affiliate of Chemetall GmbH.