Form 10-K405/A
period 1998-12-31
CYPRUS AMAX MINERALS CO
filed 1999-07-15
CIK 769589

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549



                                 FORM 10-K/A-1
[Mark One]
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1998
                                      OR
               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from            to
                                               ------------  -------------
                        Commission File Number 1-10040



                         CYPRUS AMAX MINERALS COMPANY
            (Exact name of registrant as specified in its charter)

              Delaware                               36-2684040
   (State or other jurisdiction of                (I.R.S. Employer
    incorporation or organization)              Identification No.)

       9100 East Mineral Circle
        Englewood, Colorado                             80112
       (Address of principal                         (Zip Code)
        executive offices)

       Registrant's telephone number, including area code: 303-643-5000

                           -------------------------

          Securities registered pursuant to Section 12(b) of the Act:

                                                 Name of each exchange
             Title of each class                  on which registered
             -------------------                 --------------------
       Common Stock, without par value         New York Stock Exchange
       Preferred Share Purchase Rights         New York Stock Exchange
        9 7/8% Notes due June 13, 2001         New York Stock Exchange

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X      No
                                              ------     -----.
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

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

   (a) The following financial statements are filed as part of this Report:

      1. Financial Statements included in the 1998 Annual Report and incorporated by reference:

                                                                                 Pages in 1998
                                                                                 Annual Report
                                                                                 ------------
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

2.   Financial Statement Schedule:
                                                                                 Pages in This
                                                                                   Form 10-K
                                                                                 -------------

 Report of Independent Accountants on Financial Statement
  Schedule                                                                           32
 For the three years in the period ended December 31, 1998:
  Schedule II - Valuation and Qualifying Accounts and
  Reserves                                                                           33

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

         (b) Form of Indenture between Cyprus Minerals Company and United States Trust Company, as Trustee (including form of the Notes), relating to the 101/8% Notes due 2002, incorporated by reference from
             Exhibit 4(a) to the Registration Statement on Form S-3, File No. 33-33869.

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

         (s) Full Retirement Benefit Plan for Certain Salaried Employees, as amended through the date of signing of the Annual Report on Form 10-K, incorporated by reference from Exhibit 10(c) to the Annual Report on Form 10-K for the period ended December 31, 1988, Exhibit 10(c) to the Annual Report on Form 10-K for the period ended December 31, 1989, Exhibit 10(b) to the Annual Report on Form 10-K for the period ended December 31, 1990, Exhibit 10(b) to the Annual report on Form 10-K for the period ended December 31, 1992, and
             Exhibit 10(d) to the Annual Report on Form 10-K for the period ended December 31, 1994.

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

                                  Cyprus Amax Minerals Company
                                    (Registrant)

                                  By   /s/  John Taraba
                                       --------------------------
                                             John Taraba
                                       Vice President and Controller

Date:  July 14, 1999

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Plan Administrator has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                               /s/  Philip C. Wolf
                                               -------------------
                                               Philip C. Wolf, Chairman


                                               /s/  Chris L. Crowl
                                               -------------------
                                               Chris L. Crowl, Member


                                               /s/  Farokh S. Hakimi
                                               ---------------------
                                               Farokh S. Hakimi, Member