Form 10-Q
period 1999-06-30
CYPRUS AMAX MINERALS CO
filed 1999-08-06
CIK 769589

                                   FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 30, 1999                  Commission File Number 1-10040
                  -------------                                         -------

                         CYPRUS AMAX MINERALS COMPANY
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)



      Delaware                                                    36-2684040
--------------------------------------------------------------------------------
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                            Identification Number)



9100 East Mineral Circle, Englewood, Colorado                           80112
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

Number of shares of common stock outstanding as of August 3, 1999, was 90,454,100 shares.


                        This report contains 27 pages.

                        PART I.   FINANCIAL INFORMATION
                        -------------------------------

Item 1.  Financial Statements
-----------------------------

                 CYPRUS AMAX MINERALS COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                      (In Millions Except Per Share Data)

                                                                          (Unaudited)         (Unaudited)
                                                                         Three Months         Six Months
                                                                        Ended June 30,      Ended June 30,
                                                                       -----------------   ----------------
                                                                        1999       1998     1999      1998
                                                                       -------   -------   -------   ------

Revenue                                                                $  278    $  434    $  561    $  870
                                                                       ------    ------    ------    ------
Costs and Expenses
Cost of Sales                                                             208       299       428       607
Selling and Administrative Expenses                                        17        47        34        69
Depreciation, Depletion, and Amortization                                  52        74       104       147
Write-Downs and Special Charges                                             -         4         -         4
Exploration Expense                                                         4        15         8        25
                                                                       ------    ------    ------    ------
Total Costs and Expenses                                                  281       439       574       852
                                                                       ------    ------    ------    ------
Income (Loss) from Operations                                              (3)       (5)      (13)       18
Other Income (Expense)
Interest Income                                                             3         4         7         7
Interest Expense                                                          (35)      (43)      (69)      (88)
Capitalized Interest                                                        2         -         2         1
Equity Investments and Other                                               (8)       (2)      (18)       (2)
                                                                       ------    ------    ------    ------
Loss Before Income Taxes and
    Minority Interest                                                     (41)      (46)      (91)      (64)
Income Tax Benefit                                                          6         9        14        10
Minority Interest                                                          (1)        1         -         1
                                                                       ------    ------    ------    ------
Net Loss from Continuing Operations                                       (36)      (36)      (77)      (53)
Income from Operations of Discontinued
    Domestic Coal Division, Net of Applicable Taxes
    of $4 and $7 for the six months ended 1999
    and 1998, respectively                                                  1         -        16        21
Loss on Disposal of Domestic Coal Division,
    Net of Applicable Taxes of $16                                        (13)        -       (13)        -
                                                                       ------    ------    ------    ------
Net Loss                                                                  (48)      (36)      (74)      (32)
Preferred Stock Dividends                                                  (5)       (5)       (9)       (9)
                                                                       ------    ------    ------    ------
Loss Applicable to Common Shares                                       $  (53)   $  (41)   $  (83)   $  (41)
                                                                       ======    ======    ======    ======
Earnings (Loss) Per Common Share
    Basic and Diluted/(1)/:
      Loss from Continuing Operations                                  $ (.45)   $ (.44)   $ (.95)   $ (.67)
      Earnings (Loss) from Operations of Discontinued
         Domestic Coal Division, Net of Taxes                          $ (.13)   $    -    $  .03    $  .23
                                                                       ------    ------    ------    ------
      Net Loss Per Common Share                                        $ (.58)   $ (.44)   $ (.92)   $ (.44)
                                                                       ======    ======    ======    ======
Weighted Average Common Shares Outstanding
    Basic                                                                90.5      93.7      90.5      93.7
    Diluted                                                             100.6     103.3     100.3     103.3

See accompanying notes to financial statements.

/(1)/Diluted earnings (loss) per share were anti-dilutive.

                 CYPRUS AMAX MINERALS COMPANY AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                      (In Millions Except Share Amounts)

                                          Assets                                             (Unaudited)
                                                                                              June 30,        December 31,
                                                                                                1999              1998
                                                                                          --------------------------------
Current Assets
Cash and Cash Equivalents                                                                        $1,275            $  353
Accounts Receivable, Net                                                                             37                48
Notes Receivable, Net                                                                                46                69
Inventories                                                                                         294               386
Prepaid Expenses                                                                                     28                52
Deferred Income Taxes                                                                                32                13
                                                                                                 ------            ------
    Total Current Assets                                                                          1,712               921
Properties - At Cost, Net                                                                         2,546             3,842
Equity Investments                                                                                  328               345
Other Assets                                                                                        160               233
                                                                                                 ------            ------
    Total Assets                                                                                 $4,746            $5,341
                                                                                                 ======            ======
                                 Liabilities and Shareholders' Equity
Current Liabilities
Short-Term Debt                                                                                  $  249            $   35
Current Portion of Long-Term Debt                                                                    79               126
Accounts Payable                                                                                     44                81
Accrued Payroll and Benefits                                                                         44                75
Accrued Royalties and Interest                                                                       24                38
Accrued Closure, Reclamation and Environmental                                                       75                97
Other Accrued Liabilities                                                                           120               126
Taxes Payable, Other Than Income Taxes                                                               17                49
Income Taxes Payable                                                                                 81                25
Dividends Payable                                                                                     9                19
                                                                                                 ------            ------
    Total Current Liabilities                                                                       742               671
                                                                                                 ------            ------
Noncurrent Liabilities and Deferred Credits
Long-Term Debt                                                                                    1,499             1,677
Capital Lease Obligations                                                                            26                41
Deferred Employee and Retiree Benefits                                                              179               345
Deferred Closure, Reclamation, and Environmental                                                    178               300
Deferred Income Taxes                                                                                14                57
Other                                                                                                29                59
                                                                                                 ------            ------
    Total Noncurrent Liabilities and Deferred Credits                                             1,925             2,479
                                                                                                 ------            ------
Minority Interest                                                                                    20                34
Shareholders' Equity
Preferred Stock, $1 Par Value,
    20,000,000 Shares Authorized:
    $4.00 Series A Convertible Stock, $50 Stated Value,
     4,666,667 Authorized, 4,664,302 Issued
     and Outstanding in 1999 and 1998                                                                 5                 5
    Series A Preferred Stock, 500,000 Shares
      Authorized, None Issued or Outstanding                                                          -                 -
Common Stock, Without Par Value,
    150,000,000 Shares Authorized,
    Issued 96,031,009 in 1999 and 96,031,015 in 1998                                                  1                 1
Paid-In Surplus                                                                                   2,912             2,917
Accumulated Deficit                                                                                (768)             (672)
Other                                                                                                (5)               (3)
                                                                                                 ------            ------
                                                                                                  2,145             2,248
Treasury Stock at Cost, 5,520,525 Shares in 1999
  and 5,816,090 Shares in 1998                                                                      (86)              (91)
  Total Shareholders' Equity                                                                      2,059             2,157
                                                                                                 ------            ------
  Total Liabilities and Shareholders' Equity                                                     $4,746            $5,341
                                                                                                 ======            ======

See accompanying notes to financial statements.

                 CYPRUS AMAX MINERALS COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In Millions)

                                                                                                (Unaudited)
                                                                                                Six Months
                                                                                               Ended June 30,
                                                                            ---------------------------------------------------
                                                                                   1999                            1998
                                                                            ------------------              -------------------
Cash Flows from Operating Activities
Net Loss                                                                               $  (74)                           $ (32)

    Depreciation, Depletion, and Amortization                                             146                              205
    Write-Downs and Special Charges                                                         -                                4
    Deferred Income Taxes                                                                 (61)                               -
    Loss (Gain) on Sale of Assets                                                          (3)                              19
    Changes in Assets and Liabilities Net of Effects
      from Businesses Acquired/Sold                                                        19                              (79)
    Other, Net                                                                             20                               12
                                                                                       ------                            -----
Net Cash Provided by Operating Activities                                                  47                              129
                                                                                       ------                            -----

Cash Flows from Investing Activities
    Capital Expenditures                                                                 (121)                            (117)
    Capitalized Interest                                                                   (2)                              (3)
    Advances to and Investments in Affiliates                                             (10)                             (58)
    Collections on Notes Receivable                                                         2                                3
    Net Proceeds from Sale of Assets                                                    1,024                               93
    Cash Effect of Deconsolidating Amax Gold Inc.                                           -                              (17)
                                                                                       ------                            -----
Net Cash Provided by (Used for) Investing Activities                                      893                              (99)
                                                                                       ------                            -----

Cash Flows from Financing Activities
    Net Proceeds from Issuance of Long-Term Debt                                            5                                3
    Net Borrowings on Short-Term Debt                                                     219                               18
    Payments on Short-Term Debt                                                            (5)                             (15)
    Payments on Debt and Other Obligations                                               (171)                             (51)
    Payments on Capital Lease Obligations                                                 (34)                              (5)
    Dividends Paid                                                                        (32)                             (46)
    Dividends to Minority Interests                                                         -                               (4)
                                                                                       ------                            -----
Net Cash Used For Financing Activities                                                    (18)                            (100)
                                                                                       ------                            -----

Net Increase (Decrease) in Cash and Cash Equivalents                                      922                              (70)
Cash and Cash Equivalents at Beginning of Year                                            353                              250
                                                                                       ------                            -----

Cash and Cash Equivalents at End of Period                                             $1,275                            $ 180
                                                                                       ======                            =====




See accompanying notes to financial statements.

                 CYPRUS AMAX MINERALS COMPANY AND SUBSIDIARIES
                         NOTES TO FINANCIAL STATEMENTS

Note 1.  Basis of Presentation
------------------------------

The accompanying interim unaudited financial statements include all adjustments which are, in the opinion of management, necessary for a fair presentation. Results for any interim period are not necessarily indicative of the results that may be achieved in future periods. The financial information as of this interim date should be read in conjunction with the financial statements and notes thereto contained in Cyprus Amax's Annual Report on Form 10-K for the year ended December 31, 1998. The Consolidated Statement of Operations has been restated for all periods to reflect the Domestic Coal Division as a Discontinued Operation due to its sale on June 30, 1999 (See Note 6).

Note 2.  Inventories
--------------------

Inventories detailed by component are summarized below (in millions):

                                        (Unaudited)
                                          June 30,              December 31,
                                            1999                    1998
                                        -----------             -----------
Component
In-Process Ores, Concentrates,
   and Other                                $ 154                   $ 197
 Finished Goods                                85                     120
 Materials and Supplies                        55                      69
                                            -----                   -----
                                            $ 294                   $ 386
                                            =====                   =====

Note 3.  Fair Value of Financial Instruments
--------------------------------------------

The estimated fair values for financial instruments under SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," are made at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. At June 30, 1999, the net carrying value of financial instruments approximated a $115 million liability, whereas the fair value approximated a $73 million liability. The significant decrease from March 31, 1999 in the liability for the net carrying value is due to the increase in cash and cash equivalents as a result of the coal sale. The difference in fair value is primarily due to higher interest rates as of June 30, 1999, compared with rates on the Company's debt.

Note 4.  Contingencies
----------------------

Cyprus Tohono Corporation was informed in late 1995 by the office of the Assistant U.S. Attorney in Tucson, Arizona that an action was being considered under federal environmental laws against Cyprus Tohono Corporation and certain of its employees. The facts giving rise to this matter involve a break in the process line at Tohono occurring in 1992. It is not possible to state with reasonable certainty at this time what action will be taken by the government.

The Pinal Creek Group, comprised of Cyprus Miami Mining Corporation and other companies, continued remediation and assessment of ground water quality in the shallow alluvial aquifers along Pinal Creek near Miami, Arizona. The removal, remediation, and assessment work is being conducted in accordance with the requirements of the Arizona Department of Environmental Quality's Water Quality Assurance Revolving Fund program. In addition, the remedial and removal action is consistent with the National Contingency Plan prepared by the EPA as required by CERCLA. The ongoing removal, remediation, and assessment program, initiated in 1989, has resulted in continued improvement of the sub-surface water quality in the area. In

November 1997, Cyprus Miami, as a member of the Pinal Creek group, joined with the State of Arizona in seeking approval of the District Court for entry of a Consent Decree resolving all matters related to an enforcement action contemplated by the State of Arizona with respect to the ground water matter. On August 13, 1998, the court approved the Decree that committed Cyprus Miami and the other Pinal Creek Group members to complete the remediation work outlined in the remedial action plan that was submitted to the State in May 1997. Approximately $100 million remained in the Pinal Creek remediation reserve at June 30, 1999. Cyprus Miami has commenced contribution litigation against other parties involved in this matter and has asserted claims against certain of its past insurance carriers. While significant recoveries are expected, Cyprus Miami cannot reasonably estimate the amount and, therefore, has not taken potential recoveries into consideration in the recorded reserve.

At June 30, 1999, Cyprus Amax had accruals of approximately $252 million for expected future mine closure, reclamation, and environmental remediation liabilities. Total reclamation costs for Cyprus Amax at the end of current mine lives are estimated at about $253 million of which approximately $110 million was reserved at June 30, 1999. Additionally, the cost range of reasonably possible outcomes for sites where remediation costs are estimable is from $120 million to $450 million, of which approximately $142 million was accrued at June 30, 1999. Work on these sites is expected to be substantially completed in the next several years, subject to the inherent delays involved in the process. Remediation costs that could not be reasonably estimated at June 30, 1999, are not expected to have a material impact on the financial condition and ongoing operations of the Company.

Note 5.  Information by Industry Segment
----------------------------------------

Cyprus Amax adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" for the year ended December 31, 1998. The segment information for 1998 has been restated from the prior year's presentation in order to conform to the 1999 presentation. The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. Cyprus Amax's reportable segments in 1999 are Copper/Molybdenum and Exploration. The Copper/Molybdenum segment mines, processes, and markets copper and molybdenum primarily in North, Central, and South America. The Exploration segment seeks a range of mineral opportunities from early stage generative exploration through advanced opportunities and acquisitions and conducts exploration programs around its developing and producing mines to find and delineate ore that could extend the lives of those operations.

Cyprus Amax evaluates performance based on profit or loss from operations before interest income and expense, income taxes, and minority interest. There are no intersegment sales between reportable segments.

Summarized financial information concerning the Company's reportable segments is shown in the following tables. All Other includes the operating segments Lithium, Amax Gold, Businesses Sold/Non-Operating and Australian Coal-Springvale that were below the quantitative thresholds to be reportable segments. In 1999 All Other only includes Businesses Sold/Non-Operating and Australian Coal-Springvale as the Lithium and Amax Gold businesses were sold or merged in 1998. Additionally, All Other Minerals has been restated for all periods presented to reflect the Australian coal operations which were not sold in the coal sale (See
Note 6).

                                                              (Unaudited)                            (Unaudited)
(In Millions)                                                 Three Months                             Six Months
                                                             Ended June 30,                           Ended June 30,
                                                     -----------------------------        ----------------------------------
                                                        1999              1998                1999                   1998
                                                     ----------       ------------        ------------            ----------
Segment Revenue
    Copper/Molybdenum                                  $ 271            $ 355               $ 547                   $ 690
    Exploration                                            -                -                   -                       -
    All Other Minerals                                     7               79                  14                     180
                                                       -----            -----               -----                   -----
                                                       $ 278            $ 434               $ 561                   $ 870
                                                       =====            =====               =====                   =====
Segment Operating Income (Loss)
    Copper/Molybdenum                                  $  16            $  44               $  23                   $  81
    Exploration                                           (4)             (16)                 (8)                    (25)
    All Other Minerals                                    (3)             (25)                 (4)                    (17)
                                                       -----            -----               -----                   -----
                                                           9                3                  11                      39

Corporate                                                (12)              (8)                (24)                    (21)
Interest, Net                                            (30)             (39)                (60)                    (80)
Equity Investments and Other                              (8)              (2)                (18)                     (2)
                                                       -----            -----               -----                   -----
    Loss Before Income Taxes and
      Minority Interest                                  (41)             (46)                (91)                    (64)
Income Tax Benefit                                         6                9                  14                      10
Minority Interest                                         (1)               1                   -                       1
                                                       -----            -----               -----                   -----
    Loss from Continuing Operations                    $ (36)           $ (36)              $ (77)                  $ (53)

Income from Operations of Discontinued
      Domestic Coal Division, Net of Applicable
      Taxes of $4 and $7 for the six months
      ended 1999 and 1998, respectively                    1                -                  16                      21
Loss on Disposal of Domestic Coal Division,
      Net of Applicable Taxes of $16                     (13)               -                 (13)                      -
                                                       -----            -----               -----                   -----

Net Loss                                               $ (48)           $ (36)              $ (74)                  $ (32)
                                                       =====            =====               =====                   =====

Note 6.  Dispositions
---------------------

On June 30, 1999, Cyprus Amax completed the sale of its Cyprus Amax Coal Company subsidiary to RAG International Mining GmbH. Under the terms of the sale, Cyprus Amax received cash payments of $1,039 million and RAG assumed debt of $46 million. RAG assumed other long-term obligations of approximately $300 million and Cyprus Amax expects to receive certain future production payments and insurance settlements from the Willow Creek mine. Cyprus Amax's Australian coal assets were not included in the transaction. Because of Cyprus Amax's expected tax position in 1999, cash federal and state income tax payments are expected to be about $55 million for 1999.

Note 7.  Potential Merger
-------------------------

On July 15, 1999, Cyprus Amax entered into a definitive agreement providing for a business combination with ASARCO Incorporated. The new company, which will be named Asarco Cyprus Incorporated, will be the largest publicly traded copper company in the world. Under the terms of the transaction, Cyprus Amax common shareholders will receive 0.765 shares of Asarco Cyprus common stock for each share of Cyprus Amax common stock they own and ASARCO shareholders will receive one share of Asarco Cyprus common stock for each share of ASARCO common stock they own. It is anticipated that approximately 109 million shares of Asarco Cyprus common stock will be issued, of which Cyprus Amax shareholders will own
69.2 million shares or 63.5 percent following the merger. This merger would result in a company with larger copper ore reserves and the financial capacity to develop, enhance and expand its copper assets. The combined company would have a beneficial interest in annual copper production of approximately 2 billion pounds, making it the second largest copper producer in the world. Additionally, the combined copper ore reserves would be approximately 62 billion pounds of contained copper.

Subject to regulatory approvals and the approvals of the shareholders of both companies, the merger is expected to close in the fourth quarter of 1999.

Review by Independent Accountants
---------------------------------

The financial information as of June 30, 1999, and for the three-month and six-month periods ended June 30, 1999 and 1998, included in Part I pursuant to Rule 10-01 of Regulation S-X has been reviewed by PricewaterhouseCoopers LLP, the Company's independent accountants, in accordance with standards established by the American Institute of Certified Public Accountants. PricewaterhouseCoopers LLP's report is included as page 9 of this quarterly report.

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

                       REPORT OF INDEPENDENT ACCOUNTANTS
                       ---------------------------------

To the Board of Directors and Shareholders of Cyprus Amax Minerals Company

We have reviewed the accompanying consolidated balance sheet of Cyprus Amax Minerals Company and its subsidiaries as of June 30, 1999, and the related consolidated statements of operations and of cash flows for the three-month and six-month periods ended June 30, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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

We previously audited in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1998, and the related consolidated statements of operations, of shareholders' equity, and of cash flows for the year then ended (not presented herein) and, in our report dated February 11, 1999, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 1998 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.



/s/ PricewaterhouseCoopers LLP

Denver, Colorado
August 4, 1999

Item 2.  Management's Discussion and Analysis of Results of Operations and
--------------------------------------------------------------------------
Financial Condition
-------------------

Actual results may vary materially from any forward looking statements the company makes. All of the information set forth in this Form 10-Q and the 1998 Form 10-K, including without limitation the Cautionary Statement and Risk Factors described, should be considered and evaluated.

Results of Operations
---------------------

Cyprus Amax Minerals Company reported a consolidated net loss of $48 million, or 58 cents loss per share, on revenue of $278 million for the second quarter of 1999, compared with a 1998 loss of $36 million, or 44 cents per share, on revenue of $434 million. The 1999 loss includes a net loss of $12 million related to the sale of the discontinued domestic coal division and its second quarter operating results. The 1998 amounts included an after-tax charge of $12 million, or 13 cents per share, on the sale of certain coal properties reflected in Discontinued Coal Operations and an after-tax charge of $26 million, or 27 cents per share, for settlements of long-standing legal actions primarily associated with the oil and gas properties acquired in the Amax merger and subsequently sold in 1994. Although the 1999 second quarter results from continuing operations were the same as 1998, they were adversely affected by lower copper and molybdenum realizations, offset by lower copper cost of sales and the absence of the above-mentioned 1998 legal settlements.

                                                              Three Months                                 Six Months
Selected Results                                             Ended June 30,                              Ended June 30,
                                                  ---------------------------------          -----------------------------------
(In millions except per share data)                     1999                1998                    1999                 1998
                                                  -------------       -------------          --------------       --------------

  Revenue                                                 $ 278               $ 434                   $ 561                $ 870
  Loss from Continuing Operations                         $ (36)              $ (36)                  $ (77)               $ (53)
  Net Loss                                                $ (48)              $ (36)                  $ (74)               $ (32)

  Basic and Diluted Loss Per Share                        $(.58)              $(.44)                  $(.92)               $(.44)

The 1999 second quarter revenue of $278 million was $156 million lower than the comparable 1998 quarter due to lower copper and molybdenum realizations and the absence of revenues due to the impact of the 1998 sale of lithium and the merger of Amax Gold in 1998.

For the first six months, Cyprus Amax reported a loss of $74 million, or 92 cents loss per share in 1999, compared with a 1998 loss for the period of $32 million, or 44 cents per share. For the same periods, the loss from continuing operations for 1999 was $77 million, or 95 cents loss per share, compared with a loss of $53 million, or $67 cents loss per share, for 1998.

Dispositions

On June 30, 1999, Cyprus Amax completed the sale of its Cyprus Amax Coal Company subsidiary to RAG International Mining GmbH. Under the terms of the sale, Cyprus Amax received cash payments of $1,039 million and RAG assumed debt of $46 million. RAG assumed other long-term obligations of approximately $300 million and Cyprus Amax expects to receive certain future production payments and insurance settlements from the Willow Creek mine. Cyprus Amax's Australian coal assets were not included in the transaction. Because of Cyprus Amax's expected tax position in 1999, cash federal and state income tax payments are expected to be about $55 million for 1999.

Potential Merger
----------------

On July 15, 1999, Cyprus Amax entered into a definitive agreement providing for a business combination with ASARCO Incorporated. The new company, which will be named Asarco Cyprus Incorporated, will be the largest publicly traded copper company in the world. Under the terms of the transaction, Cyprus Amax common shareholders will receive 0.765 shares of Asarco Cyprus common stock for each share of Cyprus Amax common stock they own and ASARCO shareholders will receive one share of Asarco Cyprus common stock for each share of ASARCO common stock they own. It is anticipated that approximately 109 million shares of Asarco Cyprus common stock will be issued, of which Cyprus Amax shareholders will own
69.2 million shares or 63.5 percent following the merger. This merger would result in a company with larger copper ore reserves and the financial capacity to develop, enhance and expand its copper assets. The combined company would have a beneficial interest in annual copper production of approximately 2 billion pounds, making it the second largest copper producer in the world. Additionally, the combined copper ore reserves would be approximately 62 billion pounds of contained copper.

Subject to regulatory approvals and the approvals of the shareholders of both companies, the merger is expected to close in the fourth quarter of 1999.

Segment Results

Segment income is earnings before corporate overhead, interest, equity investments and other, income taxes, and minority interest.

Copper/Molybdenum

                                                              Three Months                               Six Months
                                                             Ended June 30,                            Ended June 30,
                                                 -----------------------------------       ------------------------------------
Selected Results (In millions)                          1999                1998                  1999                 1998
                                                 ---------------      --------------       ---------------      ---------------
Revenue                                                    $ 271               $ 355                 $ 547                $ 690
Segment Operating Income                                   $  16               $  44                 $  23                $  81

Copper/Molybdenum earned $16 million during the second quarter of 1999 compared with earnings of $44 million in the 1998 period. Earnings decreased primarily due to 17 cents per pound lower copper realizations, $1.23 per pound lower molybdenum realizations, 18 million pounds lower produced copper sales, and two million pounds lower produced molybdenum sales, partially offset by ten cents per pound lower copper cost of sales. Additionally, the 1998 second quarter earnings included final costs of $6 million arising out of litigations.

Second quarter copper realizations averaged 70 cents per pound, 17 cents lower than the 1998 second quarter. Cyprus Amax has price protection strategies in place that will ensure a minimum average realization on an LME basis of 67 cents per pound on 400 million pounds for the second half of 1999.

                                                              Three Months                               Six Months
Selected Operating Data                                      Ended June 30,                            Ended June 30,
                                                   --------------------------------         ----------------------------------
(In millions except as noted)                            1999               1998                  1999                1998
                                                   -------------      -------------         --------------      --------------

Copper Sales Volume, Pounds                                  279                295                    583                 568
Produced Copper Sold, Pounds                                 233                251                    519                 494
Copper Production, Pounds                                    257                234                    511                 467
Average Copper Realization, $/Pound                        $ .70              $ .87                  $ .68               $ .87

                                                              Three Months                               Six Months
Selected Operating Data                                      Ended June 30,                            Ended June 30,
                                                   --------------------------------         ----------------------------------
(In millions except as noted)                            1999               1998                  1999                1998
                                                   -------------      -------------         --------------      --------------
Cost of Sales, $/Pound                                   $ .63              $ .73                  $ .64               $ .74
Net Cash Cost, $/Pound                                   $ .51              $ .57                  $ .50               $ .57
Full Cost, $/Pound                                       $ .63              $ .72                  $ .63               $ .72

Bagdad
------
Production  Pounds                                          63                 54                    123                 106
Material Mined  Tons                                      15.3               15.6                   31.1                31.4
Ore Mined  Tons                                            7.7                7.7                   15.4                14.6
Ore Milled  Tons                                           7.6                7.4                   15.0                14.8
Ore Grade - %                                              .42                .38                    .40                 .37

Miami
-----
Production  Pounds                                          37                 41                     76                  81
Material Mined  Tons                                      14.8               25.7                   31.0                49.2
Ore Mined  Tons                                            3.3                8.0                    6.6                16.8
Ore Grade - %                                              .50                .35                    .50                 .32

Sierrita
--------
Production  Pounds                                          58                 54                    118                 109
Material Mined  Tons                                      17.9               23.3                   37.0                46.9
Ore Mined  Tons                                            8.9                9.9                   18.4                19.4
Ore Milled  Tons                                           9.2               10.2                   18.9                19.9
Ore Grade - %                                              .28                .25                    .28                 .26

Cerro Verde
-----------
Production  Pounds                                          37                 32                     73                  63
Material Mined  Tons                                      13.9                8.8                   23.7                16.7
Ore Mined  Tons                                            2.4                2.5                    5.7                 4.8
Ore Grade - %                                              .78                .78                    .80                 .80

El Abra
-------
Production - Pounds (51%)                                   61                 51                    120                 104
Material Mined - Tons (100%)                              12.8                9.8                   25.8                19.2
Ore Mined - Tons (100%)                                    9.9                9.1                   19.8                18.0
Ore Grade - %                                              .75                .79                    .78                 .79


Molybdenum Sales  Pounds                                    14                 16                     28                  32
Produced Molybdenum Sold  Pounds                            14                 16                     28                  32
Molybdenum Production  Pounds                               15                 16                     31                  31
Average Realization - $/Pound                            $4.08              $5.31                  $4.11               $5.20

Henderson
---------
Production  Pounds                                         7.3                8.0                   15.1                16.4
Material Mined  Tons                                       1.7                1.7                    3.4                 3.5
Ore Milled  Tons                                           1.7                1.7                    3.4                 3.5
Ore Grade - %                                              .24                .26                    .25                 .25

During the quarter, Cyprus Amax sold 233 million pounds of produced copper, 18 million pounds lower than in the 1998 second quarter. Cost of sales decreased ten cents per pound from the 1998 period to 63 cents per pound for the second quarter of 1999. This decrease reflects lower worldwide costs.

Second quarter net cash costs decreased six cents per pound from the 1998 second quarter to 51 cents per pound primarily reflecting lower cost production from domestic and South American operations. Excluding the by-product credit, net cash costs were 11 cents per pound lower or 16 percent. This improvement in cash costs reflects the operations' continuous focus and commitment to the Quest 21 quality management programs, which have resulted in on-going productivity and cost improvements.

Copper production totaled 257 million pounds for the quarter, 23 million pounds higher than in the 1998 period.

In accordance with the agreement for the Kansanshi copper project in Zambia, a decision by Cyprus Amax to continue on into the second phase was due by March 14, 1999. However, due to the low copper price environment, an agreement in principle has been reached to delay the decision until August 2001.

Primary molybdenum operations earned $1 million for the second quarter compared with $16 million for the 1998 period. The 1999 second quarter realizations averaged $4.08 per pound compared with $5.31 per pound during the 1998 second quarter. Production of 15 million pounds was 1 million pounds lower than in 1998, and sales decreased 2 million pounds to 14 million pounds for the second quarter of 1999.

The Henderson 2000 project at the primary molybdenum mine in Colorado remains on budget and on schedule. The Henderson mine shut down for about three months on July 31, 1999, in order to complete the change over to a modern, efficient conveyor system from an antiquated rail haulage system.

For the first six months, Copper/Molybdenum earnings were $23 million compared with $81 million in 1998. The lower earnings primarily reflect 19 cents per pound lower copper realizations, $1.09 per pound lower molybdenum realizations, and four million pounds lower produced molybdenum sales, partially offset by 10 cents per pound lower copper cost of sales and 25 million higher pounds of produced copper sales.

Exploration

Selected Results (In Millions)

                                                           Three Months Ended     Six Months Ended

                                                                June 30,               June 30,
                                                            ------------------    ----------------
                                                             1999        1998      1999       1998
                                                            -----       -----     -----      -----
Segment Operating Loss                                      $  (4)      $ (16)    $  (8)     $ (25)

Exploration expense of $4 million was $12 million lower than in 1998, principally due to constraining exploration spending in 1999 in response to low copper prices, primarily for Cyprus Amax's Kansanshi pre-development copper project in Africa and the Frieda River copper and gold project.


All Other Minerals
                                                                      Three Months                                   Six Months
                                                                     Ended June 30,                                Ended June 30,
                                                       ---------------------------------------       -------------------------------
Selected Results (In millions)                               1999                   1998                  1999             1998
                                                       --------------           --------------       --------------   --------------
  Segment Operating Income                                $   (3)                   $  (25)               $   (4)          $  (17)
                                                           =====                     =====                 =====            =====
  Lithium                                                      -                    $    4                     -           $    8
  Amax Gold                                                    -                         2                     -               10
  Businesses Sold/Non-Operating                               (2)                      (30)                   (3)             (34)
  Australian Coal - Springvale                                (1)                       (1)                   (1)              (1)
                                                           -----                     -----                 -----            -----
  Total                                                   $   (3)                   $  (25)               $   (4)          $  (17)
                                                           =====                     =====                 =====            =====

Selected Operating Data (In millions)
  Lithium
     Sales Volumes - Millions of Lbs.
       Carbonate Equiv.                                        -                      10.8                     -             21.8
  Gold (100 percent basis)(1)
     Sales Volumes - Thousands of Ounces                       -                       161                     -              346
(1)  Data through May 31, 1998.

All Other Minerals, which includes Lithium, Amax Gold, Businesses Sold/Non-Operating and Australian Coal-Springvale in 1998 and only Businesses Sold/Non-Operating and Australian Coal-Springvale in 1999, had a combined loss of $3 million in the second quarter of 1999 compared with a loss of $25 million in the second quarter of 1998. The decrease in losses was primarily due to the absence of a litigation settlement associated with the oil and gas properties acquired with the Amax merger and subsequently sold in 1994, partially offset by the absence of earnings from Lithium and Amax Gold due to their sale or merger, respectively, in 1998. The year-to-date loss for All Other Minerals declined to $4 million compared to a loss of $17 million in the first six months of 1998 primarily due to the above-mentioned factors.

Interest, Equity Investments and Other expense was $38 million for the 1999 second quarter, which was $3 million lower than in 1998. Net interest expense of $30 million for the second quarter of 1999 was $9 million lower than the 1998 period. Interest expense decreased $8 million to $35 million reflecting the significant reduction in debt. Equity Investments and Other reflected a loss of $8 million compared with a loss of $2 million in 1998. Oakbridge reflected a loss of $5 million compared with a loss of $2 million for the second quarter of 1998 primarily due to the effects of an Australian dollar hedge book, which should be mostly closed out by the end of 1999, and higher production costs. Additionally, equity losses for Kinross were $3 million in 1999 reflecting current low gold prices. Year-to-date interest, equity investments and other expense of $78 million was $4 million lower than in 1999 primarily due to the above-mentioned factors.

Coal -- Discontinued Operations

                                                                   Three Months                               Six Months
                                                                  Ended June 30,                            Ended June 30,
                                                       -------------------------------------       ---------------------------------

Selected Results (In millions)                               1999                 1998                 1999                 1998
                                                       ---------------       ---------------       --------------      -------------


Earnings (Loss) From Operations of Discontinued
Coal Division Segment                                      $ (12)                 $  -                 $   3                $  21

Coal, which is reflected as Discontinued Operations due to its sale to RAG on June 30, 1999, reported second quarter after-tax earnings of $1 million compared with break-even after-tax earnings for the 1998 second quarter. Additionally, the 1999 second quarter reflected a $13 million after-tax loss on the sale of the Domestic Coal Division. The 1998 second quarter reflected an after-tax loss of $12 million on the sale of certain Appalachian and Midwest coal properties. Excluding the effect of the coal sales in 1999 and 1998, the decrease in earnings is primarily attributable to lower earnings in Pennsylvania resulting from the delay in the start-up of the new longwall in the Emerald Northeast district and lower earnings in Utah due to the continued recovery efforts resulting from the underground fire at the Willow Creek mine that occurred in late 1998. In June 1999, the Twentymile mine had a longwall move that was originally planned for the third quarter. Additionally, in the third quarter of 1999, Cyprus Amax expects to receive a partial payment on the Willow Creek insurance recovery, which relates to the period prior to its sale to RAG.

Liquidity and Capital Resources

At June 30, 1999, the Company had a ratio of long-term debt to total capitalization of 42.6 percent, a ratio of current assets to current liabilities of 2.3 to 1.0, and a cash balance of $1,275 million at June 30. At December 31, 1998, the comparable ratios were 44.3 percent and 1.4 to 1.0, respectively. The Company's cash balance increased from $353 million at year-end to $1,275 million at June 30 due primarily to net proceeds from the sale of assets of $1,024 million and cash provided by operations of $47 million, partially offset by capital expenditures of $121 million and dividend payments of $32 million.

For the first six months of 1999, capital expenditures, excluding capitalized interest, were $121 million. Copper/Moly capital expenditures of $83 million included $60 million for the Henderson 2000 project and the remainder primarily for sustaining and replacement capital. Discontinued Operations - Coal capital expenditures were $38 million. Total capital spending projected for the second half of 1999 is about $120 million, all for the Copper/Molybdenum segment.

For the full year 1999, Cyprus Amax expects to spend approximately $100 million for reclamation, remediation, and environmental compliance.

During the second quarter of 1999, $200 million was borrowed against the Revolving Credit Agreement. The funds were used to repay $86 million of Cyprus Australia Coal debt and $50 million on the Cyprus Amax term loan. The $200 million outstanding on the revolver will be repaid in the third quarter of 1999.

During 1999, Cyprus Amax expects to be able to generate sufficient funds for general corporate purposes, working capital needs, and capital expenditures from the proceeds from the sale of the Domestic Coal Division, cash flows from operations and existing or new borrowings.

Cyprus Amax paid regular dividends of 5 cents per share on its common stock and $1.00 per preferred share during the quarter. At June 30, 1999, 90,510,484 shares of the Company's Common Stock were outstanding.

Since the Board approval in August 1998 of a program to buy back common shares on the open market, 1.5 million shares have been purchased through August 2, 1999 at an average cost of $10.74 per share or $16 million. No repurchases were made during the second quarter of 1999. In view of the announced merger, the repurchase program has been suspended.

Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, was issued in June 1998. SFAS 133 requires companies to report the fair-market value of derivatives on the balance sheet and record in income and other comprehensive income, as appropriate, any changes in the fair value of the derivative. This statement is effective for all fiscal quarters of the fiscal years beginning after June 15, 2000. The Company does not expect the statement to have a material impact on its financial position or results of operations.

Year 2000 Conversion

State of Readiness

Cyprus Amax has created and staffed a Year 2000 (Y2K) Program Management Office to oversee and coordinate Year 2000 conversion for the Company. This is a company-wide project to address the issues that are likely to arise if computer programs and embedded computer chips are unable to properly recognize, communicate, or react to dates in and after the Year 2000. The Year 2000 project is a priority within Cyprus Amax, and each major business unit -- Copper/Molybdenum, and Corporate -- has dedicated full-time individuals along with a much larger group of mine site individuals who have been assigned specific Year 2000 responsibilities. In certain cases, Cyprus Amax has engaged third parties to assist in the Y2K efforts. Year 2000 date processing has potential implications to Cyprus Amax's business applications and automated mine operations, such as process controllers and other electronic measuring devices. The project is focused in three main areas:

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

Cyprus Amax has completed the awareness and inventory phases and has largely completed the assessment phase of the project with respect to IT and Non-IT systems. The remediation and implementation phases involve remediating and testing non-compliant code, replacement and testing of computing infrastructure and telecommunications devices, and upgrading and testing of end user applications. These phases are in process with most major components already fully implemented. Cyprus Amax expects to be completed with mission-critical systems by the end of the third quarter of 1999.

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

Cyprus Amax has completed the awareness and evaluation phases for external entities with most work now being focused on providing most-current compliance information to Y2K teams. The follow-up and contingency phases have been undertaken and will be continuous and ongoing through the end of 1999.

Costs

Cyprus Amax estimates that the cost of efforts to prepare for Year 2000 from calendar year 1997 through 1999 is from $20 million to $22 million, of which $17 million has been spent through June 30, 1999. All project costs are being funded with cash flows from operations. As a result of the project, certain IT projects to improve business functionality have been reprioritized and accelerated. The deferral of any IT work due to the Year 2000 efforts will not have a material adverse effect on Cyprus Amax's results of operations or financial condition.

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

To minimize the risks associated with the Year 2000 issue, Cyprus Amax has begun work (1) to identify scenarios involving possible failures for Year 2000 focusing on critical systems and critical third party vendors and customers and
(2) to develop contingency plans for mitigating the impact of these scenarios. This involves determining the most reasonably likely worst case Year 2000 scenarios. This work is in process; however, Cyprus Amax believes that its largest potential risks involve third parties since Cyprus Amax cannot control their Y2K efforts. Although there are many areas of potential risk, at present Cyprus Amax believes that the highest potential risks are problems with the provision of power to its operations, transportation-related problems, and the potential failure or undue degradation of customer demand or markets for its products, any of which could have an adverse impact on the Company's operations and financial results. The Company expects to have a contingency plan in place by the end of the third quarter of 1999.

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




Cautionary "Safe Harbor" Statement Under the United States Private Securities Litigation Reform Act of 1995

With the exception of historical matters, the matters discussed in this report are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from projected results. Such forward-looking statements include statements regarding Year 2000 compliance issues, projections of mineral production levels, cash operating costs, capital expenditure levels, certain significant costs and expenses, price protection programs, percentage increases and decreases in production from the Company's operations, schedules for completion of feasibility studies and initial feasibility studies, potential increases in reserves and production, the timing and scope of future drilling and other exploration activities, expectations regarding receipt of permits and commencement of mining or production, anticipated recovery rates, and potential acquisitions or increases in property interests. Factors that could cause actual results to differ materially include changes in relevant mineral prices, mineral supply contract renegotiations, the presence or absence of price protection programs, unanticipated ore grade, geological, hydrological, metallurgical, processing, access, transportation activities, results of pending and future feasibility studies, operating and development project risks, changes in project parameters as plans continue to be refined, availability of skilled personnel, ability to identify and remediate Year 2000 problems, impact of Year 2000 compliance problems of third parties, political, economic and operational risks of foreign and domestic operations, joint venture relationships, competitive conditions, availability of materials and equipment, the timing and receipt of governmental permits, changes in laws or regulations or their interpretation and application, force majeure events, the failure of plant, equipment or processes to operate in accordance with specifications or expectations, accidents, adverse weather, labor relations, delays in start-up dates, environmental costs and risks, the outcome of acquisition or disposition negotiations, and general domestic and international economic and political conditions, as well as other factors described herein or in the Company's filings with the U.S. Securities and Exchange Commission. Many of these factors are beyond the Company's ability to predict or control.
Readers are cautioned not to put undue reliance on forward-looking statements. The Company disclaims any obligation or intention to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

    (27)     Financial data schedule.

(b) Two Form 8-K's were filed during the quarter ended June 30, 1999 in regards to (1) the sale of Cyprus Amax's coal subsidiary to RAG International Mining GmbH and (2) Cyprus Amax's potential merger with ASARCO Incorporated.

                                   SIGNATURE
                                   ---------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  CYPRUS AMAX MINERALS COMPANY
                                  ----------------------------
                                            Registrant



Date: August 4, 1999                  /s/   John Taraba
      ------------------              -----------------------
                                          Vice President and
                                              Controller