Form 10-Q
period 1999-09-30
CYPRUS AMAX MINERALS CO
filed 1999-11-12
CIK 769589

                                   FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549


                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 1999    Commission File Number 1-10040
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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X    No
                                       ----     ----

Number of shares of common stock outstanding as of November 10, 1999, was 92,455,686 shares.



                        This report contains 26 pages.

                        PART I.   FINANCIAL INFORMATION
                        -------------------------------

Item 1.  Financial Statements
-----------------------------

                 CYPRUS AMAX MINERALS COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF OPERATIONS
                      (In Millions Except Per Share Data)

                                                                           (Unaudited)            (Unaudited)
                                                                          Three Months            Nine Months
                                                                       Ended September 30,    Ended September 30,
                                                                      ---------------------  ---------------------
                                                                         1999       1998        1999       1998
                                                                      ----------  ---------  ----------  ---------

Revenue                                                                  $  309     $  354      $  869     $1,224
                                                                         ------     ------      ------     ------

Costs and Expenses
Cost of Sales                                                               217        259         646        866
Selling and Administrative Expenses                                         105         18         139         91
Depreciation, Depletion, and Amortization                                    50         55         153        202
Exploration Expense                                                           4          9          11         34
                                                                         ------     ------      ------     ------
Total Costs and Expenses                                                    376        341         949      1,193
                                                                         ------     ------      ------     ------
Income (Loss) from Operations                                               (67)        13         (80)        31

Other Income (Expense)
Interest Income                                                              15          3          22         10
Interest Expense                                                            (33)       (35)       (102)      (123)
Capitalized Interest                                                          2          -           4          1
Equity Investments and Other                                                (11)        13         (28)        12
                                                                         ------     ------      ------     ------
Loss Before Income Taxes and
    Minority Interest                                                       (94)        (6)       (184)       (69)

Income Tax Benefit                                                           20          2          34         11
Minority Interest                                                            (1)        (1)         (1)         -
                                                                         ------     ------      ------     ------
Net Loss from Continuing Operations                                         (75)        (5)       (151)       (58)

Income from Operations of Discontinued
    Domestic Coal Division, Net of Applicable Taxes
    of $4 and $15 for the nine months ended 1999
    and 1998, respectively                                                    -         24          16         45
Loss on Disposal of Domestic Coal Division,
    Net of Applicable Taxes of $16                                            -          -         (13)         -
                                                                         ------     ------      ------     ------
Net Income (Loss)                                                           (75)        19        (148)       (13)
Preferred Stock Dividends                                                    (5)        (5)        (14)       (14)
                                                                         ------     ------      ------     ------
Income (Loss) Applicable to Common Shares                                $  (80)    $   14      $ (162)    $  (27)
                                                                         ======     ======      ======     ======
Earnings (Loss) Per Common Share
    Basic and Diluted(1):
       Loss from Continuing Operations                                   $ (.88)    $ (.10)     $(1.83)    $ (.77)
       Earnings from Operations of Discontinued
          Domestic Coal Division, Net of Taxes                           $    -     $  .26      $  .03     $  .49
                                                                         ------     ------      ------     ------
       Net Income (Loss) Per Common Share                                $ (.88)    $  .16      $(1.80)    $ (.28)
                                                                         ======     ======      ======     ======
Weighted Average Common Shares Outstanding
    Basic                                                                  90.5       92.9        90.5       93.4
    Diluted                                                               100.9      102.5       100.5      103.0

See accompanying notes to financial statements.

(1)Diluted earnings (loss) per share were anti-dilutive.

                 CYPRUS AMAX MINERALS COMPANY AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                      (In Millions Except Share Amounts)

                                                                                       (Unaudited)
                                                                                      September 30,     December 31,
                                                                                           1999             1998
                                                                                    ---------------    -------------
                                       Assets
Current Assets
Cash and Cash Equivalents                                                                    $  845           $  353
Accounts Receivable, Net                                                                         38               48
Notes Receivable, Net                                                                            53               69
Inventories                                                                                     301              386
Prepaid Expenses                                                                                 73               52
Deferred Income Taxes                                                                             2               13
                                                                                             ------           ------
    Total Current Assets                                                                      1,312              921
Properties - At Cost, Net                                                                     2,543            3,842
Equity Investments                                                                              317              345
Other Assets                                                                                    175              233
                                                                                             ------           ------
    Total Assets                                                                             $4,347           $5,341
                                                                                             ======           ======
                           Liabilities and Shareholders' Equity
Current Liabilities
Short-Term Debt                                                                              $    7           $   35
Current Portion of Long-Term Debt                                                                76              126
Accounts Payable                                                                                 43               81
Accrued Payroll and Benefits                                                                     48               75
Accrued Royalties and Interest                                                                   43               38
Accrued Closure, Reclamation and Environmental                                                   52               97
Other Accrued Liabilities                                                                        71              126
Taxes Payable, Other Than Income Taxes                                                           20               49
Income Taxes Payable                                                                             38               25
Dividends Payable                                                                                 5               19
                                                                                             ------           ------
    Total Current Liabilities                                                                   403              671
                                                                                             ------           ------
Noncurrent Liabilities and Deferred Credits
Long-Term Debt                                                                                1,532            1,677
Capital Lease Obligations                                                                        16               41
Deferred Employee and Retiree Benefits                                                          178              345
Deferred Closure, Reclamation, and Environmental                                                187              300
Deferred Income Taxes                                                                             4               57
Other                                                                                            29               59
                                                                                             ------           ------
    Total Noncurrent Liabilities and Deferred Credits                                         1,946            2,479
                                                                                             ------           ------
Minority Interest                                                                                21               34
Shareholders' Equity
Preferred Stock, $1 Par Value,
    20,000,000 Shares Authorized:
    $4.00 Series A Convertible Stock, $50 Stated Value,
      4,666,667 Authorized, 4,664,302 Issued
      and Outstanding in 1999 and 1998                                                            5                5
    Series A Preferred Stock, 500,000 Shares
      Authorized, None Issued or Outstanding                                                      -                -
Common Stock, Without Par Value,
    150,000,000 Shares Authorized,
    Issued 96,031,009 in 1999 and 96,031,015 in 1998                                              1                1
Paid-In Surplus                                                                               2,911            2,917
Accumulated Deficit                                                                            (847)            (672)
Other                                                                                           (14)              (3)
                                                                                             ------           ------
                                                                                              2,056            2,248
Treasury Stock at Cost, 5,372,382 Shares in 1999
  and 5,816,090 Shares in 1998                                                                  (79)             (91)
  Total Shareholders' Equity                                                                  1,977            2,157
                                                                                             ------           ------
  Total Liabilities and Shareholders' Equity                                                 $4,347           $5,341
                                                                                             ======           ======

See accompanying notes to financial statements.

                 CYPRUS AMAX MINERALS COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In Millions)

                                                                                            (Unaudited)
                                                                                            Nine Months
                                                                                        Ended September 30,
                                                                             ------------------------------------------
                                                                                   1999                     1998
                                                                             ----------------         -----------------
Cash Flows from Operating Activities
Net Loss                                                                              $ (148)                    $ (13)

  Depreciation, Depletion, and Amortization                                              195                       284
  Deferred Income Taxes                                                                  (56)                        -
  Loss (Gain) on Sale of Assets                                                           (4)                       10
  Changes in Assets and Liabilities Net of Effects
   from Businesses Acquired/Sold                                                        (125)                      (95)
  Other, Net                                                                              31                        25
                                                                                      ------                     -----
Net Cash Provided by (Used For) Operating Activities                                    (107)                      211
                                                                                      ------                     -----

Cash Flows from Investing Activities
  Capital Expenditures                                                                  (168)                     (170)
  Capitalized Interest                                                                    (4)                       (4)
  Advances to and Investments in Affiliates                                              (12)                      (62)
  Collections on Notes Receivable                                                          3                         4
  Net Proceeds from Sale of Assets                                                     1,028                       115
  Net Cash Used for Investing Activities
  Cash Effect of Deconsolidating Amax Gold Inc.                                            -                       (18)
                                                                                      ------                     -----
Net Cash Provided by (Used for) Investing Activities                                     847                      (135)
                                                                                      ------                     -----

Cash Flows from Financing Activities
  Net Proceeds from Issuance of Long-Term Debt                                            39                         3
  Net Borrowings on Short-Term Debt                                                       19                        21
  Payments on Short-Term Debt                                                            (46)                      (24)
  Payments on Debt and Other Obligations                                                (172)                      (51)
  Payments on Capital Lease Obligations                                                  (47)                      (30)
  Dividends Paid                                                                         (41)                      (70)
  Dividends to Minority Interests                                                          -                        (4)
     Stock Repurchase Program                                                              -                        (5)
                                                                                      ------                     -----
Net Cash Used For Financing Activities                                                  (248)                     (160)
                                                                                      ------                     -----

Net Increase (Decrease) in Cash and Cash Equivalents                                     492                       (84)
Cash and Cash Equivalents at Beginning of Year                                           353                       250
                                                                                      ------                     -----

Cash and Cash Equivalents at End of Period                                            $  845                     $ 166
                                                                                      ======                     =====

See accompanying notes to financial statements.

                 CYPRUS AMAX MINERALS COMPANY AND SUBSIDIARIES
                         NOTES TO FINANCIAL STATEMENTS

Note 1.  Basis of Presentation
------------------------------

The accompanying interim unaudited financial statements include all adjustments which are, in the opinion of management, necessary for a fair presentation. Results for any interim period are not necessarily indicative of the results that may be achieved in future periods. The financial information as of this interim date should be read in conjunction with the financial statements and notes thereto contained in Cyprus Amax's Annual Report on Form 10-K for the year ended December 31, 1998. The Consolidated Statement of Operations has been restated for the three-month and nine-month periods ended September 30, 1998 and the nine-month period ended September 30, 1999 to reflect the Domestic Coal Division as a Discontinued Operation due to its sale on June 30, 1999 (See Note
6).

Note 2.  Inventories
--------------------

Inventories detailed by component are summarized below (in millions):



                                  (Unaudited)
                                 September 30,               December 31,
                                     1999                        1998
                                 -------------               ------------
Component
 In-Process Ores, Concentrates,
   and Other                           $ 160                       $ 197
 Finished Goods                           86                         120
 Materials and Supplies                   55                          69
                                 -------------               ------------
                                       $ 301                       $ 386
                                 =============               ============

Note 3.  Fair Value of Financial Instruments
--------------------------------------------

The estimated fair values for financial instruments under SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," are made at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. At September 30, 1999, the net carrying value of financial instruments approximated a $603 million liability, whereas the fair value approximated a $568 million liability. The difference in fair value is primarily due to higher interest rates as of September 30, 1999, compared with rates on the Company's debt.

Note 4.  Contingencies
----------------------

On September 8, 1999, Cyprus Amax Minerals Company reached agreement with Coeur d'Alene Mines Corporation to settle litigation relating to the Golden Cross mine in New Zealand for $31.5 million. This Coeur d'Alene lawsuit, initiated in 1995, arose from Cyprus Amax's sale of the Golden Cross mine in April 1993 and pertained to damages from ground movement and instability. An insurance claim is being pursued by Cyprus Amax in connection with this litigation.

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

The Pinal Creek Group, comprised of Cyprus Miami Mining Corporation and other companies, continued remediation and assessment of ground water quality in the shallow alluvial aquifers along Pinal Creek near Miami, Arizona. The removal, remediation, and assessment work is being conducted in accordance with the requirements of the Arizona Department of Environmental Quality's Water Quality Assurance Revolving Fund program. In addition, the remedial and removal action is consistent with the National Contingency Plan prepared by the EPA as required by CERCLA. The ongoing removal, remediation, and assessment program, initiated in 1989, has resulted in continued improvement of the sub-surface water quality in the area. In November 1997, Cyprus Miami, as a member of the Pinal Creek group, joined with the State of Arizona in seeking approval of the District Court for entry of a Consent Decree resolving all matters related to an enforcement action contemplated by the State of Arizona with respect to the ground water matter. On August 13, 1998, the court approved the Decree that committed Cyprus Miami and the other Pinal Creek Group members to complete the remediation work outlined in the remedial action plan that was submitted to the State in May 1997. Approximately $93 million remained in the Pinal Creek remediation reserve at September 30, 1999. Cyprus Miami has commenced contribution litigation against other parties involved in this matter and has asserted claims against certain of its past insurance carriers. While significant recoveries are expected, Cyprus Miami cannot reasonably estimate the amount and, therefore, has not taken potential recoveries into consideration in the recorded reserve.

At September 30, 1999, Cyprus Amax had accruals of approximately $238 million for expected future mine closure, reclamation, and environmental remediation liabilities. Total reclamation costs for Cyprus Amax at the end of current mine lives are estimated at about $260 million of which approximately $109 million was reserved at September 30, 1999. Additionally, the cost range of reasonably possible outcomes for sites where remediation costs are estimable is from $100 million to $400 million, of which approximately $129 million was accrued at September 30, 1999. Work on these sites is expected to be substantially completed in the next several years, subject to the inherent delays involved in the process. Remediation costs that could not be reasonably estimated at September 30, 1999, are not expected to have a material impact on the financial condition and ongoing operations of the Company.

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

                                                                  (Unaudited)                              (Unaudited)
(In Millions)                                                    Three Months                              Nine Months
                                                              Ended September 30,                      Ended September 30,
                                                     ----------------------------------       ----------------------------------
                                                           1999                1998                 1999                1998
                                                     --------------      --------------       --------------      --------------
Segment Revenue
    Copper/Molybdenum                                         $ 297               $ 322                $ 844              $1,011
    Exploration                                                   -                   -                    -                   -
    All Other Minerals                                           12                  32                   25                 213
                                                              -----               -----                -----              ------
                                                              $ 309               $ 354                $ 869              $1,224
                                                              =====               =====                =====              ======
Segment Operating Income (Loss)
    Copper/Molybdenum                                         $  31               $  25                $  53              $  107
    Exploration                                                  (4)                 (9)                 (11)                (34)
    All Other Minerals                                          (27)                  8                  (31)                (10)
                                                              -----               -----                -----              ------
                                                                  -                  24                   11                  63

Corporate                                                       (67)                (11)                 (91)                (32)
Interest, Net                                                   (16)                (32)                 (76)               (112)
Equity Investments and Other                                    (11)                 13                  (28)                 12
                                                              -----               -----                -----              ------
    Loss Before Income Taxes and
      Minority Interest                                         (94)                 (6)                (184)                (69)
Income Tax Benefit                                               20                   2                   34                  11
Minority Interest                                                (1)                 (1)                  (1)                  -
                                                              -----               -----                -----              ------
    Loss from Continuing Operations                           $ (75)              $  (5)               $(151)             $  (58)

Income from Operations of Discontinued
      Domestic Coal Division, Net of Applicable
      Taxes of $4 and $15 for the nine months
      ended 1999 and 1998, respectively                           -                  24                   16                  45
Loss on Disposal of Domestic Coal Division,
      Net of Applicable Taxes of $16                              -                   -                  (13)                  -
                                                              -----               -----                -----              ------

Net Income (Loss)                                             $ (75)              $  19                $(148)             $  (13)
                                                              =====               =====                =====              ======

Note 6.  Dispositions
---------------------

On October 27, 1999, Cyprus Amax announced that it had completed the sale of its common shares of Kinross Gold Corporation. A syndicate of underwriters purchased approximately 89 million common shares of Kinross Gold at Canadian $4.00 per share for aggregate proceeds of Canadian $356 million (US $242 million). Cyprus Amax realized approximately US $233 million net of expenses from the transaction in the fourth quarter of 1999.

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

Note 7.  Merger
---------------

On September 30, 1999, Cyprus Amax announced that a definitive agreement had been signed under which Phelps Dodge will acquire Cyprus Amax for $7.61 in cash and 0.2203 Phelps Dodge shares per Cyprus Amax share on a fully prorated basis. This transaction is expected to close in the fourth quarter of 1999. Prior to entering into the agreement with Phelps Dodge, Cyprus Amax terminated its merger agreement with Asarco Incorporated and was required to pay to Asarco a $45 million break-up fee. Phelps Dodge shareholders have approved the merger and 89.6% of Cyprus Amax common shares have been acquired by Phelps Dodge. A special meeting of shareholders of Cyprus Amax will be held on December 2, 1999 in Phoenix, Arizona to approve the merger.

Additionally, Cyprus Amax called for redemption all of its $4.00 Series A Convertible Preferred Stock. The date of redemption is November 19, 1999. The redemption price per share is $51.60, plus $.8778 representing accrued and unpaid dividends through and including the date of redemption, for a total of $52.4778 per share. Until the close of business on the date of redemption, holders also are entitled to convert shares of Series A Preferred Stock into Cyprus Amax common stock at a conversion price of $24.302 per share of common stock.

Review by Independent Accountants
---------------------------------

The financial information as of September 30, 1999, and for the three-month and nine-month periods ended September 30, 1999 and 1998, included in Part I pursuant to Rule 10-01 of Regulation S-X has been reviewed by PricewaterhouseCoopers LLP, the Company's independent accountants, in accordance with standards established by the American Institute of Certified Public Accountants. PricewaterhouseCoopers LLP's report is included as page 10 of this quarterly report.

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

                       REPORT OF INDEPENDENT ACCOUNTANTS
                       ---------------------------------


To the Board of Directors and Shareholders of Cyprus Amax Minerals Company

We have reviewed the accompanying consolidated balance sheet of Cyprus Amax Minerals Company and its subsidiaries as of September 30, 1999, and the related consolidated statements of operations and of cash flows for the three-month and nine-month periods ended September 30, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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

Denver, Colorado
November 11, 1999

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

Results of Operations
---------------------

Cyprus Amax Minerals Company reported a consolidated net loss of $75 million, or 88 cents loss per share, on revenue of $309 million for the third quarter of 1999, compared with a 1998 loss from continuing operations of $5 million, or 10 cents loss per share, on revenue of $354 million. The 1999 loss includes special charges of $64 million primarily for merger expenses with Asarco and legal settlements. The 1998 amounts included after-tax gains of $26 million -- $13 million from the sale of hedge positions by Kinross Gold Corporation, $10 million on the sale of an Oakbridge Ltd. coal mine in Australia, and $3 million on the sale of real estate.

                                                                   Three Months                             Nine Months
Selected Results                                                Ended September 30,                     Ended September 30,
                                                         ------------------------------         --------------------------------
(In millions except per share data)                           1999              1998                  1999               1998
                                                         ------------      ------------         -------------      -------------

  Revenue                                                       $ 309             $ 354                $  869             $1,224
  Loss from Continuing Operations                               $ (75)            $  (5)               $ (151)            $  (58)
  Net Loss                                                      $ (75)            $  19                $ (148)            $  (13)

  Basic and Diluted Earnings (Loss) Per Share:
    Loss from Continuing Operations                             $(.88)            $(.10)               $(1.83)            $ (.77)
    Earnings from Operations of Discontinued
      Domestic Coal Division, Net of Taxes                      $   -             $ .26                $  .03             $  .49
                                                         ------------      ------------         -------------      -------------
    Net Income (Loss) Per Common Share                          $(.88)            $ .16                $(1.80)            $ (.28)
                                                         ============      ============         =============      =============

The 1999 third quarter revenue of $309 million was $45 million lower than the comparable 1998 quarter due to lower copper and molybdenum realizations, and the absence of revenues from lithium.

For the first nine months, Cyprus Amax reported a loss from continuing operations of $151 million, or $1.83 loss per share in 1999, compared with a 1998 loss from continuing operations for the period of $58 million, or 77 cents loss per share.

Dispositions

On October 27, 1999, Cyprus Amax announced that it had completed the sale of its common shares of Kinross Gold Corporation. A syndicate of underwriters purchased approximately 89 million common shares of Kinross Gold at Canadian $4.00 per share for aggregate proceeds of Canadian $356 million (US $242 million). Cyprus Amax realized approximately US $233 million net of expenses from the transaction in the fourth quarter of 1999.

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

Merger
------

On September 30, 1999, Cyprus Amax announced that a definitive agreement had been signed under which Phelps Dodge will acquire Cyprus Amax for $7.61 in cash and 0.2203 Phelps Dodge shares per Cyprus Amax share on a fully prorated basis. This transaction is expected to close in the fourth quarter of 1999. Prior to entering into the agreement with Phelps Dodge, Cyprus Amax terminated its merger agreement with Asarco Incorporated and was required to pay to Asarco a $45 million break-up fee. Phelps Dodge shareholders have approved the merger and 89.6% of Cyprus Amax common shares have been acquired by Phelps Dodge. A special meeting of shareholders of Cyprus Amax will be held on December 2, 1999 in Phoenix, Arizona to approve the merger.

Segment Results

Segment income is earnings before corporate overhead, interest, equity investments and other, income taxes, and minority interest.

Copper/Molybdenum
                                                                  Three Months                           Nine Months
                                                              Ended September 30,                    Ended September 30,
                                                       --------------------------------      ---------------------------------
Selected Results (In millions)                               1999              1998                1999               1998
                                                       --------------     -------------      --------------     --------------
Revenue                                                         $ 297             $ 322               $ 844             $1,011
Segment Operating Income                                        $  31             $  25               $  53             $  107

Copper/Molybdenum earned $31 million during the third quarter of 1999 compared with earnings of $25 million in the 1998 period. Earnings increased primarily due to nine cents per pound lower copper costs of sales, partially offset by 4 cents per pound lower copper realizations and $1.01 per pound lower molybdenum realizations.

Third quarter copper realizations averaged 78 cents per pound, 4 cents lower than the 1998 third quarter. As of September 30, 1999, Cyprus Amax had price protection strategies in place that will ensure a net minimum average realization on an LME basis of 67 cents per pound on 200 million pounds for the fourth quarter of 1999, and a net minimum realization of 69 cents per pound on 200 million pounds for the first quarter of 2000.

                                                                  Three Months                           Nine Months
                                                              Ended September 30,                   Ended September 30,
Selected Operating Data                                  -----------------------------        -------------------------------
(In millions except as noted)                                 1999             1998                1999              1998
                                                         ------------     ------------        -------------     -------------
Copper Sales Volume, Pounds                                       285              291                  868               859
Produced Copper Sold, Pounds                                      248              254                  767               748
Copper Production, Pounds                                         260              243                  771               710
Average Copper Realization, $/Pound                             $ .78            $ .82                $ .71             $ .85

Cost of Sales, $/Pound                                          $ .62            $ .71                $ .63             $ .73
Net Cash Cost, $/Pound                                          $ .52            $ .54                $ .51             $ .56
Full Cost, $/Pound                                              $ .65            $ .69                $ .63             $ .71

                                                                  Three Months                           Nine Months
                                                              Ended September 30,                   Ended September 30,
Selected Operating Data                                  -----------------------------        -------------------------------
(In millions except as noted)                                 1999             1998                1999              1998
                                                         ------------     ------------        -------------     -------------

Bagdad
------
Production - Pounds                                                63               54                  186               160
Material Mined - Tons                                            15.7             15.5                 46.7              46.9
Ore Mined - Tons                                                  7.6              7.7                 22.9              22.4
Ore Milled - Tons                                                 7.7              7.6                 22.7              22.4
Ore Grade - %                                                     .40              .38                  .40               .37

Miami
-----
Production - Pounds                                                35               43                  111               124
Material Mined - Tons                                            16.6             25.0                 47.7              74.2
Ore Mined - Tons                                                  2.9              8.0                  9.5              24.7
Ore Grade - %                                                     .50              .39                  .50               .34

Sierrita
--------
Production - Pounds                                                61               54                  179               162
Material Mined - Tons                                            17.7             21.7                 54.7              68.6
Ore Mined - Tons                                                  9.1             10.1                 27.5              29.5
Ore Milled - Tons                                                 9.1             10.3                 28.0              30.3
Ore Grade - %                                                     .30              .25                  .29               .26

Cerro Verde
-----------
Production - Pounds                                                38               33                  111                96
Material Mined - Tons                                            12.0              9.9                 35.8              26.5
Ore Mined - Tons                                                  3.0              2.5                  8.7               7.4
Ore Grade - %                                                     .82              .83                  .80               .81

El Abra
-------
Production - Pounds (51%)                                          64               57                  184               161
Material Mined - Tons (100%)                                     13.5             10.9                 39.3              30.2
Ore Mined - Tons (100%)                                          10.8              9.7                 30.7              27.7
Ore Grade - %                                                     .80              .78                  .79               .78


Molybdenum Sales - Pounds                                          14               13                   42                45
Produced Molybdenum Sold - Pounds                                  14               13                   42                45
Molybdenum Production - Pounds                                     10               15                   41                46
Average Realization - $/Pound                                   $4.06            $5.07                $4.10             $5.16

Henderson
---------
Production - Pounds                                               2.2              6.8                 17.3              23.2
Material Mined - Tons                                              .5              1.8                  3.9               5.3
Ore Milled - Tons                                                  .5              1.8                  3.9               5.3
Ore Grade - %                                                     .24              .22                  .25               .24

During the quarter, Cyprus Amax sold 248 million pounds of produced copper, 6 million pounds lower than in the 1998 third quarter. Cost of sales decreased nine cents per pound from the 1998 period to 62 cents per pound for the third quarter of 1999. This decrease reflects lower worldwide costs.

Third quarter net cash costs decreased two cents per pound from the 1998 third quarter to 52 cents per pound primarily reflecting lower cost production from domestic and South American operations. Excluding the molybdenum by-product credit, net cash costs were 7 cents per pound lower or 11 percent.

Copper production totaled 260 million pounds for the quarter, 17 million pounds higher than in the 1998 period.

Primary molybdenum operations reported a loss of $1 million for the third quarter, $4 million lower than in 1998. The 1999 third quarter realizations averaged $4.06 per pound compared with $5.07 per pound during the 1998 third quarter. Production of 10 million pounds was 5 million pounds lower than in 1998, due to the Henderson mine three-month shutdown and sales increased 1 million pounds to 14 million pounds for the third quarter of 1999.

The Henderson 2000 project at the primary molybdenum mine in Colorado remains on budget and several weeks ahead of schedule. The Henderson mine shut down for about three months on July 31, 1999, in order to complete the changeover to a modern, efficient conveyor system from a train haulage system and restarted in early October 1999, several weeks ahead of schedule.

For the first nine months, Copper/Molybdenum earnings were $53 million compared with $107 million in 1998. The lower earnings primarily reflect 14 cents per pound lower copper realizations, $1.06 per pound lower molybdenum realizations, and three million pounds lower produced molybdenum sales, partially offset by 10 cents per pound lower copper cost of sales and 19 million higher pounds of produced copper sales.

Exploration

Selected Results (In Millions)


                                                               Three Months Ended           Nine Months Ended
                                                                  September 30,                September 30,
                                                         ---------------------------      -----------------------
                                                             1999            1998           1999          1998
                                                         ------------    -----------      ---------     ---------
Segment Operating Loss                                         $  (4)         $  (9)         $ (11)        $ (34)

Exploration expense of $4 million was $5 million lower than in 1998, principally due to constraining exploration spending in 1999 in response to low copper prices, primarily for Cyprus Amax's Kansanshi pre-development copper project in Africa and the Frieda River copper and gold project.

All Other Minerals
                                                                   Three Months                            Nine Months
                                                               Ended September 30,                     Ended September 30,
                                                       ----------------------------------     ----------------------------------
Selected Results (In millions)                               1999                1998               1999                1998
                                                       --------------      --------------     --------------      --------------
  Segment Operating Income                                      $ (27)              $   8              $ (31)              $ (10)
                                                       --------------      --------------     --------------      --------------
  Lithium                                                           -               $   4                  -               $  12
  Amax Gold                                                         -                   -                  -                  10
  Businesses Sold/Non-Operating                                   (28)                  4                (32)                (31)
  Australian Coal - Springvale                                      1                   -                  1                  (1)
                                                       --------------      --------------     --------------      --------------
  Total                                                         $ (27)              $   8              $ (31)              $ (10)
                                                       ==============      ==============     ==============      ==============

Selected Operating Data (In millions)
  Lithium
     Sales Volumes - Millions of Lbs.(1)
       Carbonate Equiv.                                             -                 8.2                  -                30.0
  Gold (100 percent basis)(2)
     Sales Volumes - Thousands of Ounces                            -                   -                  -                 346
(1)  Data through September 30, 1998.
(2)  Data through May 31, 1998.


All Other Minerals, which includes Lithium, Amax Gold, Businesses Sold/Non-Operating, and Australian Coal-Springvale in 1998 and only Businesses Sold/Non-Operating and Australian Coal-Springvale in 1999, had a combined loss of $27 million in the third quarter of 1999 compared with earnings of $8 million in the third quarter of 1998. The $35 million variance in results is primarily due to settling litigation in the third quarter of 1999 with Coeur d'Alene Mines Corporation for $31.5 million, relating to Cyprus Amax's sale of the Golden Cross mine in 1993. The year-to-date loss for All Other Minerals of $31 million compared with a loss of $10 million in the first nine months of 1998. The $21 million variance is primarily due to the absence of earnings from Lithium and Amax Gold, as there were comparable legal settlements in both 1999 and 1998.

Interest, Equity Investments and Other expense was $27 million for the 1999 third quarter, which was $8 million higher than in 1998. Net interest expense of $16 million for the third quarter of 1999 was $16 million lower than the 1998 period. Interest income increased $12 million to $15 million reflecting interest income from cash received from the coal sale. Equity Investments and Other reflected a loss of $11 million compared with a earnings of $13 million in 1998. Oakbridge reflected a loss of $5 million compared with 1998 earnings of $5 million for the third quarter of 1998 primarily due to the absence of a $10 million pre-tax gain on the sale of a coal mine in Australia. Kinross Gold reported a loss of $4 million in 1999 compared with 1998 earnings of $8 million. The 1998 results include a $13 million pre-tax gain for the recognition of the sale by Kinross Gold of the pre-merger Amax Gold hedging portfolio. Year-to-date interest, equity investments and other expense of $104 million was $4 million higher than in 1998 primarily due to the above-mentioned factors.

Coal -- Discontinued Operations
                                                                  Three Months                           Nine Months
                                                              Ended September 30,                    Ended September 30,
                                                       --------------------------------      ---------------------------------
Selected Results (In millions)                               1999              1998                1999               1998
                                                       --------------     -------------      --------------     --------------

Earnings From Operations of Discontinued Coal
 Division Segment                                              $    -             $  24               $   3              $  45

Coal, which is reflected as Discontinued Operations due to its sale to RAG on June 30, 1999, reported year-to-date earnings of $3 million for 1999 compared with earnings of $45 million in the first nine months of 1998. The decrease in earnings is primarily attributable to lower earnings in Pennsylvania resulting from a delay in the start-up of the new longwall in the Emerald Northeast district and lower earnings in Utah due to the continued recovery efforts resulting from the underground fire at the Willow Creek mine that occurred in late 1998.

Liquidity and Capital Resources

At September 30, 1999, the Company had a ratio of long-term debt to total capitalization of 43.9 percent, a ratio of current assets to current liabilities of 3.3 to 1.0, and a cash balance of $845 million at September 30. At December 31, 1998, the comparable ratios were 44.3 percent and 1.4 to 1.0, respectively. The Company's cash balance increased from $353 million at year-end to $845 million at September 30 due primarily to net proceeds from the sale of assets of $1,028 million, partially offset by net debt payments of $207 million, repayment of copper and molybdenum receivables financed of $64 million, capital expenditures of $168 million, dividend payments of $41 million, and funding of certain benefits into trusts of approximately $40 million.

For the first nine months of 1999, capital expenditures, excluding capitalized interest, were $168 million. Copper/Moly capital expenditures of $130 million included $94 million for the Henderson 2000 project and the remainder primarily for sustaining and replacement capital. Discontinued Operations - Coal capital expenditures were $38 million. Total capital spending projected for the fourth quarter of 1999 is about $50 million, all for the Copper/Molybdenum segment.

For the full year 1999, Cyprus Amax expects to spend approximately $80 million for reclamation, remediation, and environmental compliance.

During the second quarter of 1999, $200 million was borrowed against the Revolving Credit Agreement. The funds were used to repay $86 million of Cyprus Australia Coal debt and $50 million on the Cyprus Amax term loan. The $200 million outstanding on the revolver was repaid in the third quarter of 1999.

On October 22, 1999, Phelps Dodge and Cyprus Amax entered into a loan agreement whereby Cyprus Amax would loan Phelps Dodge $175 million at an interest rate of 6 percent per annum. On that date, Phelps Dodge drew down the $175 million and the loan matures on December 15, 1999.

On October 27, 1999, the $100 million outstanding balance on Cyprus Amax's Term Loan facility was repaid.

Cyprus Amax paid regular dividends of 5 cents per share on its common stock and $1.00 per preferred share during the quarter. At September 30, 1999, 90,658,627 shares of the Company's Common Stock were outstanding.

On October 19, 1999, Cyprus Amax announced that it had called for redemption of all its $4.00 Series A Convertible Preferred Stock at a redemption price of $52.4778 per share, which includes accrued and unpaid dividends of $.8778 per share. The date of redemption is November 19, 1999.

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

Cyprus Amax has completed the awareness, inventory, assessment, remediation and testing and implementation phases on its mission -critical systems. The remaining work consists of completing and testing portions of contingency plans and applying appropriate Y2K-related updates as they are provided by key vendors.

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

Costs

Cyprus Amax estimates that the cost of efforts to prepare for Year 2000 from calendar year 1997 through 1999 is from $20 million to $22 million, of which $18 million has been spent through September 30, 1999. All project costs are being funded with cash flows from operations. As a result of the project, certain IT projects to improve business functionality have been reprioritized and accelerated. The deferral of any IT work due to the Year 2000 efforts will not have a material adverse effect on Cyprus Amax's results of operations or financial condition.

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

To minimize the risks associated with the Year 2000 issue, Cyprus Amax has (1) identified scenarios involving possible failures for Year 2000 focusing on critical systems and critical third party vendors and customers and (2) developed contingency plans for mitigating the impact of these scenarios. This involves determining the most reasonably likely worst case Year 2000 scenarios. This work is in process; however, Cyprus Amax believes that its largest potential risks involve third parties since Cyprus Amax cannot control their Y2K efforts. Although there are many areas of potential risk, at present Cyprus Amax believes that the highest potential risks are problems with the provision of power to its operations, transportation-related problems, and the potential failure or undue degradation of customer demand or markets for its products, any of which could have an adverse impact on the Company's operations and financial results. As of September 30, 1999, the Company has contingency plans in place for most mission-critical systems with the remainder to be completed in the fourth quarter.

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

Item 5.  Other Information
--------------------------

On October 17, 1999, upon receipt of written notice from Phelps Dodge Corporation that it had completed its exchange offer for shares of Cyprus Amax's common stock and accepted all validy tendered shares for purchase, the number of directors constituting the entire Board of Directors of Cyprus Amax was reduced to five, composed of Milton H. Ward, William C. Bousquette, Douglas C. Yearley and J. Steven Whisler, with one directorship remaining vacant until October 23, 1999 at which time Manuel J. Iraola became a director.

On October 21, 1999, Douglas C. Yearley, Chairman and CEO of Phelps Dodge Corporation was appointed Chairman, President and CEO of Cyprus Amax Minerals Company replacing Milton H. Ward.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(a) The following Exhibits are being filed as part of this Quarterly Report on Form 10-Q:

                                                                  Page in
                                                                 Sequential
 Exhibit                                                         Numbering
  Number                 Document                                  System
--------                ----------                              ------------

   (11)      Statement re computation of per share earnings.

   (15)      Letter re unaudited interim financial information.

   (27)      Financial data schedule.

(b) Four Form 8-K's were filed during the quarter ended September 30, 1999 in regards to (1) Cyprus Amax's merger with Phelps Dodge Corporation and redemption of Cyprus Amax's Preferred Stock (2) Amendment to Cyprus Amax's potential merger with ASARCO Incorporated (3) Cyprus Amax's potential merger with Asarco Incorporated and (4) Completion of the sale of Cyprus Amax's coal subsidiary to RAG International Mining Gmbh.

                                   SIGNATURE
                                   ---------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          CYPRUS AMAX MINERALS COMPANY
                                          ----------------------------
                                                   Registrant



Date:   November  11, 1999                    /s/   John Taraba
       --------------------                   ---------------------------
                                                 Vice President and
                                                    Controller